Form 10-Q
period 1999-10-30
G&G RETAIL INC
filed 1999-12-10
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended October 30, 1999

                        Commission File Number 333-81307


                                G+G Retail, Inc.
  ----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  Delaware                                            22-3596083
----------------------------------------------               -----------------------------
       (State or other jurisdiction of                             (I.R.S. Employer
       incorporation or organization)                            Identification No.)


                   520 Eighth Avenue, New York, New York 10018
     ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (212) 279-4961

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes             No  X
                                                            ----           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class B                                   Outstanding at December 8, 1999
--------------------------------               ----------------------------------------------
Common $.01 par value                                            10 shares

                                    Contents



                                                                                                                  Page No.
                                                                                                                  -------

Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets - October 30, 1999 and January 30, 1999                     3

                Condensed Consolidated and Combined Statements of
                   Operations - Three Months Ended October 30, 1999, the
                   period August 2, 1998 to August 28, 1998 and the
                   period August 29, 1998 to October 31, 1998                                                     4

                Condensed Consolidated and Combined Statements of
                   Operations - Nine Months Ended October 30, 1999, the
                   period February 1, 1998 to August 28, 1998 and the
                   period August 29, 1998 to October 31, 1998                                                     5

                Condensed Consolidated and Combined Statements of Cash
                   Flows - Nine Months Ended October 30, 1999, the period
                   February 1, 1998 to August 28, 1998 and the period
                   August 29, 1998 to October 31, 1998                                                            6

                Notes to Unaudited Condensed Consolidated Financial Statements                                   7-9

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations           10-19

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                        19

Part II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                                                                  20

Signature Page                                                                                                    21

                          Part I. Financial Information

Item 1. Financial Statements
                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                              October                January
                                                              30, 1999               30, 1999
                                                            --------------------------------------
Assets
Current assets:
   Cash and short-term investments                            $  11,370            $    13,129
   Accounts receivable                                            1,125                    718
   Merchandise inventories                                       23,591                 12,578
   Prepaid expenses                                                 700                    794
   Deferred tax assets                                              645                    645
                                                            --------------------------------------
Total current assets                                             37,431                 27,864

Property and equipment, net                                      31,772                 22,560
Intangible assets, net                                          117,946                116,625
Deferred tax assets                                               1,535                    410
Other assets                                                        226                    205
                                                            --------------------------------------
Total assets                                                   $188,910               $167,664
                                                            ======================================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                            $ 16,066               $ 13,338
   Accrued expenses                                              15,749                 10,555
   Accrued interest                                               5,395                    600
   Income taxes payable                                             326                  1,330
   Current portion of capital lease                                 170                      -
                                                            --------------------------------------
Total current liabilities                                        37,706                 25,823

Capital lease                                                       876                      -
Long-term debt                                                   99,535                 90,000
                                                            --------------------------------------
Total liabilities                                               138,117                115,823

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000
     shares authorized, 10 shares issued and outstanding              -                      -
   Additional paid-in capital                                    50,298                 49,828
   Retained earnings                                                495                  2,013
                                                            --------------------------------------
Total stockholder's equity                                       50,793                 51,841
                                                            --------------------------------------
Total liabilities and stockholder's equity                     $188,910               $167,664
                                                            ======================================


See accompanying notes.

                                G+G Retail, Inc.

          Condensed Consolidated and Combined Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                                 Consolidated               Combined             Consolidated
                                                               G+G Retail, Inc.         G&G Shops, Inc.        G+G Retail, Inc.
                                                                ("Successor")            ("Predecessor")        ("Successor")
                                                       ---------------------------------------------------------------------------
                                                                 Three months            August 2, 1998        August 29, 1998
                                                                    ended                      to                     to
                                                               October 30, 1999          August 28, 1998       October 31, 1998
                                                       ---------------------------------------------------------------------------
Net sales                                                        $77,056                   $24,791                 $44,457
Cost of sales (including occupancy costs)                         49,308                    15,598                  29,300
Selling, general, administrative and buying expenses              22,561                     9,691                  13,670
Depreciation and amortization expense                              2,553                       394                   1,251
                                                       ---------------------------------------------------------------------------
Operating income (loss)                                            2,634                      (892)                    236

Interest expense                                                   3,393                         -                   2,923
Interest income                                                      138                         -                      35
                                                       ---------------------------------------------------------------------------
Loss before benefit for income taxes                                (621)                     (892)                 (2,652)

Benefit for income taxes                                            (274)                     (367)                 (1,167)
                                                       ---------------------------------------------------------------------------
Net loss                                                       $    (347)                $    (525)              $  (1,485)
                                                       ===========================================================================

See accompanying notes.

                                G+G Retail, Inc.

          Condensed Consolidated and Combined Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                                       Consolidated           Combined          Consolidated
                                                                     G+G Retail, Inc.     G&G Shops, Inc.     G+G Retail, Inc.
                                                                      ("Successor")        ("Predecessor")     ("Successor")
                                                             -------------------------------------------------------------------
                                                                       Nine months        February 1, 1998    August 29, 1998
                                                                          ended                  to                  to
                                                                     October 30, 1999     August 28, 1998     October 31, 1998
                                                             -------------------------------------------------------------------
Net sales                                                             $227,322              $162,823              $44,457
Cost of sales (including occupancy costs)                              146,058               106,056               29,300
Selling, general, administrative and buying expenses                    64,759                49,330               13,670
Depreciation and amortization expense                                    8,725                 2,845                1,251
                                                             -------------------------------------------------------------------
Operating income                                                         7,780                 4,592                  236

Interest expense                                                        10,060                     -                2,923
Interest income                                                            372                     -                   35
                                                             -------------------------------------------------------------------
(Loss) income before extraordinary loss and (benefit)
  provision for income taxes                                            (1,908)                4,592               (2,652)

(Benefit) provision for income taxes                                      (840)                1,892               (1,167)
                                                             -------------------------------------------------------------------
(Loss) income before extraordinary loss                                 (1,068)                2,700               (1,485)

Extraordinary loss, net of $354,000 of income taxes                       (450)
                                                             -------------------------------------------------------------------
Net (loss) income                                                    $  (1,518)            $   2,700           $   (1,485)
                                                             ===================================================================

See accompanying notes.

                           G+G Retail, Inc.
      Condensed Consolidated and Combined Statements of Cash Flows
                             (Unaudited)

                            (In thousands)

                                                                            Consolidated        Combined           Consolidated
                                                                          G+G Retail, Inc.     G&G Shops,Inc.     G+G Retail, Inc.
                                                                           ("Successor")      ("Predecessor")      ("Successor")
                                                                       ------------------------------------------------------------
                                                                           Nine months        February 1, 1998   August 29, 1998
                                                                               ended                 to                 to
                                                                         October 30, 1999     August 28, 1998    October 31, 1998
                                                                       ------------------------------------------------------------
Operating activities
Net (loss) income                                                           $(1,518)            $2,700                  $(1,485)
Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization expense                                       8,725              2,845                    1,251
  Amortization of debt issuance costs                                         1,349                  -                       84
  Write-off of deferred financing costs                                           -                  -                      390
  Deferred income taxes                                                      (1,125)                 -                        -
  Extraordinary loss, net of income tax                                         450                  -                        -
  Changes in assets and liabilities:
   Accounts receivable, net, prepaid expenses and other assets                 (334)               321                     (745)
   Income taxes receivable                                                        -                  -                   (1,167)
   Merchandise inventories                                                  (11,013)            (8,611)                  (1,967)
   Accounts payable, and other liabilities                                   12,066             18,522                    2,898
                                                                       ---------------------------------------------------------
Net cash provided by (used in) operating activities                           8,600             15,777                     (741)

Investing activities
Capital expenditures, net                                                   (15,318)            (3,384)                  (1,579)
Acquisition of business, net of cash acquired                                     -                  -                 (132,000)
Payment of acquisition costs                                                      -                  -                   (2,879)
                                                                       ---------------------------------------------------------
Net cash used in investing activities                                       (15,318)            (3,384)                (136,458)

Financing activities
Issuance of senior notes                                                    107,000                  -                        -
Proceeds from senior bridge note                                                  -                  -                   90,000
Proceeds from note payable                                                        -                  -                    5,000
Proceeds from initial capital contribution                                        -                  -                   50,528
Proceeds from capital lease                                                   1,047                  -                        -
Payment of senior bridge note                                               (90,000)                 -                        -
Payment of note payable                                                           -                  -                   (5,000)
Original issue discount on senior notes                                      (7,340)                 -                        -
Payment of debt issuance costs                                               (5,748)                 -                   (2,759)
Payment on behalf of Holdings                                                     -                  -                     (700)
Distributions to parent                                                           -           (166,360)                       -
Distributions from parent                                                         -            152,220                        -
                                                                       ---------------------------------------------------------
Net cash provided by (used in) financing activities                           4,959            (14,140)                 137,069
                                                                       ---------------------------------------------------------


Net decrease in cash and short-term investments                              (1,759)            (1,747)                    (130)
Cash and short-term investments, beginning of period                         13,129                  -                    1,775
                                                                       ---------------------------------------------------------
Cash and short-term investments, end of period                              $11,370            $(1,747)                  $1,645
                                                                       =========================================================

Supplemental cash flow disclosures Cash paid for:
Interest                                                                     $3,924               $  -                   $1,767
                                                                       =========================================================
Income taxes                                                                   $956               $  -                   $    -
                                                                       =========================================================

          See accompanying notes

                              G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements


Note 1 The accompanying consolidated financial statements include G+G Retail, Inc. (the "Company") and its wholly-owned subsidiary. The Company was incorporated on June 26, 1998. The combined statement of operations and statement of cash flow for the period February 1, 1998 to August 28, 1998 and the statement of operations for the period August 2, 1998 to August 28, 1998 are those of the Company's predecessor, G & G Shops, Inc. and its subsidiaries and certain other subsidiaries of its parent, Petrie Retail Inc. (collectively the "Predecessor").

         On August 28, 1998, G&G Retail Holdings, Inc. ("Holdings" or the "Parent") made a capital contribution to the Company in the amount of $50.5 million. Concurrently with such contribution to capital, the Company made a payment on behalf of the Parent in the amount of $700,000. Simultaneous with the initial capital contribution, the Company acquired (the "Acquisition") substantially all of the assets and assumed certain liabilities of the Predecessor from Petrie Retail, Inc. ("Petrie"). The Acquisition was accounted for as a purchase; accordingly, the accompanying consolidated balance sheets reflect the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed. The Acquisition purchase price totaled $133.1 million, consisting of net cash of $132.0 million and Class C nonvoting common stock of Holdings valued at $1.1 million. The Company also assumed liabilities of $23.3 million. In addition, the Company incurred Acquisition-related costs of $2.8 million.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying Unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of October 30, 1999, (2) the results of its operations for the three and nine months ended October 30, 1999 and the period August 29, 1998 to October 31, 1998,
         (3) its cash flows for the nine month period ended October 30, 1999 and the period August 29, 1998 to October 31, 1998, (4) the results of the Predecessor's operations for the period August 2, 1998 to August 28, 1998 and the period February 1, 1998 to August 28, 1998, (5) the Predecessor's cash flow for the period February 1, 1998 to August 28, 1998. The balance sheet at January 30, 1999 has been derived from financial

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


            statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 filed on October 4, 1999. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

Note 2 On May 17, 1999, the Company and Holdings completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes ("Senior Notes"). On November 2, 1999, all of the "Senior Notes" were exchanged for an equal amount of exchange notes that are freely tradable.

Note 3 The Company is a party to a Loan and Security Agreement, which expires in October 2001, and provides for a revolving credit facility ("Facility") subject to eligible inventory not to exceed $20 million, of which $10 million can be used for letters of credit. There were no outstanding borrowings under the Facility at October 30, 1999. Outstanding letters of credit under the Facility totaled approximately $700,000 at October 30, 1999.

           Interest on amounts advanced under the "Facility" accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (8.25% at October 30, 1999).


Note 4 The pro forma results (a) for the nine months ended October 30, 1999, which assume the issuance of the $107.0 million "Senior Notes" on February 1, 1998, and (b) for the nine months ended October 31, 1998, which assume the consummation of the Acquisition and the issuance of the $107.0 million "Senior Notes" on February 1, 1998, are as follows (in thousands):

                                                  Nine Months Ended
                                   ------------------------------------------------
                                   October 30, 1999              October 31, 1998
                                   ------------------------------------------------
       Net sales                       $227,322                      $207,280
       Operating income                   7,780                         1,734
       Net loss                          (1,116)                       (5,243)

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)




           The pro forma results are not necessarily indicative of the results of operations that would have occurred had the Acquisition and the issuance of the "Senior Notes" have taken place at the beginning of the periods presented, nor are they intended to be indicative of results that may occur in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R and Rave City, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of October 30, 1999, we had 455 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G and Rave names. Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we opened our first Rave Girl store, which is a market test of stores targeted to serve the 8-to-12 year old girl. At October 30, 1999, there were five Rave Girl stores in operation. Two more stores opened in November, which will bring the total to seven Rave Girl stores in operation for the Christmas period.

Results of Operations

Comparison of Third Quarter Fiscal 2000 and Third Quarter Fiscal 1999

The statement of operations for the three months ended October 30, 1999 is not comparable to the three months ended October 31, 1998 because of the change in basis of accounting that resulted from the August 28, 1998 acquisition of substantially all of the assets and assumption of certain liabilities of G&G Shops, Inc. and its subsidiaries and certain other subsidiaries of Petrie Retail Inc. Since the acquisition took place during the third quarter of fiscal 1999 (August 28, 1998), we only incurred additional depreciation and amortization expense associated with the acquisition and interest expense associated with the financing of the acquisition from August 29, 1998 through October 31, 1998. Interest expense for the aforementioned period reflects interest associated with the senior bridge notes, while interest expense for the third quarter of fiscal 2000 reflects interest associated with the senior notes for the full third quarter. Except for depreciation, amortization, and interest expense noted above, the statement of operations for the third quarter of fiscal 2000 is comparable to the third quarter of fiscal 1999.

Net sales increased $7.9 million or 11.4% to $77.1 million in the third quarter of fiscal 2000 as compared to $69.2 million in the third quarter of fiscal 1999. The increase in net sales was due to the opening of new stores which contributed $7.6 million to net sales in the third quarter of fiscal 2000 and approximately $300,000, or 0.5% was due to an increase in same store sales compared to the third quarter of fiscal 1999. Average sales per gross square foot increased 2.9% to $70 in the third quarter of fiscal 2000 from $68 in the third quarter of fiscal 1999. We operated 455 stores at the end of the third quarter of fiscal 2000 as compared to 420 stores at the end of the third quarter of fiscal 1999, as a result of closing 13 stores and opening 48 new stores.

Cost of sales, including occupancy costs, increased 9.8% to $49.3 million in the third quarter of fiscal 2000 from $44.9 million in the third quarter of fiscal 1999. As a percentage of net sales, cost of sales including occupancy costs decreased from 64.9% in the third quarter of fiscal 1999 to 63.9% in the third quarter of fiscal 2000. This 1.0% decrease resulted from a 1.2% decrease in cost of sales, offset in part by a slight increase in occupancy costs. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on. The increase in occupancy costs as a percentage of net sales resulted primarily from the increase in new stores, which have slightly higher rents than older stores.

In the third quarter of fiscal 2000, selling, general, administrative and buying expenses decreased by 3.4% to $22.6 million compared to $23.4 in the third quarter of fiscal 1999. Fiscal 1999 selling, general, administrative and buying expenses reflect a non-recurring $3.3 million success fee obligation recorded for two of our officers in connection with their assistance with the acquisition, as well as a $160,000 royalty charge from Petrie for the use of certain trademarks which were owned by Petrie. We purchased these trademarks in connection with the acquisition. Third quarter fiscal 2000 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the third quarter fiscal 2000 was $2.6 million. Depreciation and amortization expense for the period August 2, 1998 to August 28, 1998 and the period August 29, 1998 to October 31, 1998 was approximately $394,000 and $1.3 million, respectively. The increase is mainly attributable to the additional depreciation and amortization related to the incremental value assigned to the property and equipment and goodwill resulting from the acquisition.

Interest expense in the third quarter of fiscal 2000 was $3.4 million or 4.4% of net sales as compared to $2.9 million or 6.5% of net sales for the period August 29, 1998 to October 31, 1998. The third quarter of fiscal 2000 reflects interest on the senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc, our parent company, and deferred financing costs for the full quarter. The third quarter of fiscal 1999 reflects interest on the senior bridge note and amortization of related issuance costs from August 29, 1998 through October 31, 1998 and write-off of deferred financing costs of approximately $390,000 in connection with the termination and replacement of our Loan and Security Agreement. We had no borrowings for the period August 2, 1998 to August 28, 1998.

The income tax benefit for the third quarter of fiscal 2000 was approximately $274,000. The income tax benefit was $367,000 and $1.2 million for the period August 2, 1998 to August 28, 1998 and the period August 29, 1998 to October 31, 1998, respectively. The decrease in the tax benefit was due to a larger pre-tax loss in the third quarter of fiscal 1999. The income tax benefit rate for the third quarter of fiscal 2000 was 44.0% as compared to 41.1% for the period August 2, 1998 to August 28, 1998 and 44.0% for the period August 29, 1998 to October 31, 1998. The higher rate was principally attributable to the fact that our legal structure is different from the legal structure of the companies from which we acquired our business.

Net loss decreased from $2.0 million in the third quarter of fiscal 1999 to a loss of approximately $347,000 in the third quarter of fiscal 2000 due to the factors discussed above.

Comparison of First Nine Months Fiscal 2000 and First Nine Months Fiscal 1999

The statement of operations for the nine months ended October 30, 1999 is not comparable to the nine months ended October 31, 1998 because of the change in basis of accounting that resulted from the August 28, 1998 acquisition of substantially all of the assets and assumption of certain liabilities of G&G Shops, Inc. and its subsidiaries and certain other subsidiaries of Petrie Retail Inc. Since the acquisition took place on August 28, 1998, we only incurred additional depreciation and amortization expense associated with the acquisition and interest expense associated with the financing of the acquisition from August 29, 1998 through October 31, 1998. Interest expense for the aforementioned period reflects interest associated with the senior bridge notes. Interest expense for the first nine months of fiscal 2000 reflects interest associated with the senior bridge notes through May 17, 1999 and interest associated with the senior notes for the period May 18, 1999 through October 30, 1999. Except for depreciation, amortization, and interest expense noted above, the statement of operations for the first nine months of fiscal 2000 is comparable to the first nine months of fiscal 1999.

Net sales increased to $227.3 million in the first nine months of fiscal 2000 from $207.3 million in the first nine months of fiscal 1999. The $20.0 million or 9.6% increase in net sales was due to the opening of new stores which contributed $16.3 million to the net sales increase in fiscal 2000 and a $3.7 million, or 1.8% increase in same store sales compared to the first nine months of fiscal 1999. Average sales per gross square foot increased 3.4% to $214 in the first nine months of fiscal 2000 from $207 in the first nine months fiscal 1999.

Cost of sales, including occupancy costs, increased 7.9% to $146.1 million in the first nine months of fiscal 2000 from $135.4 million in the first nine months of fiscal 1999. As a percentage of net sales, cost of sales including occupancy costs decreased 1.0% from 65.3% in the first nine months of fiscal 1999 to 64.3% in the first nine months of fiscal 2000. This 1.0% decrease resulted from a 1.1% decrease in cost of sales was offset in part by a slight increase in occupancy costs as a percent of sales. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on.

In the first nine months of fiscal 2000, selling, general, administrative and buying expenses totaled $64.8 million compared to $63.0 million in the first nine months of fiscal 1999. Fiscal 2000 expenses reflects additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs which is partially offset by a gain from insurance proceeds received in the second quarter from a prior year hurricane loss of approximately $300,000 Fiscal 1999 expenses reflect a non-recurring $3.3 million success fee obligation recorded for two of our officers in connection with their assistance with the acquisition, as well as a $1.0 million royalty charge from Petrie for the use of certain trademarks which were owned by Petrie. We purchased these trademarks in connection with the acquisition.

Depreciation and amortization expense for the first nine months fiscal 2000 was $8.7 million. Depreciation and amortization expense for the period February 1, 1998 to August 28, 1998 and the period August 29, 1998 to October 31, 1998 was $2.8 million and $1.3 million, respectively. The increase is mainly attributable to the additional depreciation and amortization related to the incremental value assigned to the property and equipment and goodwill resulting from the acquisition.

Interest expense in the first nine months of fiscal 2000 was $10.1 million or 4.4% of net sales as compared to $2.9 million or 6.5% of net sales for the period August 29, 1998 to October 31, 1998. The period January 31, 1999 through May 17, 1999 reflects interest on the senior bridge notes and amortization of the related issuance costs. The period May 18, 1999 through October 30, 1999 reflects interest on the senior notes, the amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by our parent company and deferred financing costs. Interest expense for the period August 29, 1998 to October 31, 1998 reflects interest on the senior bridge note and amortization of related issuance costs and write-off of deferred financing costs of approximately $390,000 in connection with the termination and replacement of our Loan and Security Agreement. We had no borrowings for the period February 1, 1998 to August 28, 1998.

The income tax benefit for the first nine months of fiscal 2000 was approximately $840,000, excluding $354,000 of income tax expense on the extraordinary loss. The income tax expense was $1.9 million and the income tax benefit was $1.2 million, respectively, for the period February 1, 1998 to August 28, 1998 and the period August 29, 1998 to October 31, 1998. The tax benefit for the first nine months of fiscal 2000 as compared to a tax expense for the first nine months of fiscal 1999 was due to a pre-tax loss in the first nine months of fiscal 2000 resulting from interest expense on the debt and the amortization of intangible assets for the full nine month period versus the period from August 29, 1998 to October 31, 1998 for fiscal 1999. The income tax benefit rate for the first nine months of fiscal 2000 was 44.0% as compared to an income tax expense rate of 41.2% for the period February 1, 1998 to August 28, 1998 and an income tax benefit rate of 44.0% for the period August 29, 1998 to October 31, 1998. The higher rate was principally attributable to the fact that our legal structure is different from the legal structure of the companies from which we acquired our business.

The extraordinary loss of $450,000, net of $354,000 of income taxes, resulted from the write-off of the unamortized finance fees related to the senior bridge notes. These notes were repaid in the second quarter of fiscal 2000.

Net income decreased from $1.2 million in the first nine months of fiscal 1999 to a loss of $1.5 in the first nine months of fiscal 2000 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for: (i) seasonal working capital, (ii) the construction of new stores,
(iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system. On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of its nonvoting Class D Common Stock at an exercise price of $0.01 per share.

The net proceeds from this private placement were approximately $94.0 million, after deducting the original issue discount of $7.3 million and fees of $5.7 million. We used the net proceeds to repay the senior bridge notes and the balance of the net proceeds was used for general corporate purposes. On November 2, 1999, the private placement notes were exchanged for exchange notes that are freely tradable.

Net cash provided by operating activities in the first nine months of fiscal 2000 was $8.6 million as compared to $15.0 million in the first nine months of fiscal 1999. The decrease in net cash provided by operating activities was principally due to the fact that accounts payable and other accrued liabilities increased $9.4 million more during the first nine months of fiscal 1999 as compared to the first nine months of fiscal 2000 because Petrie used substantially all of the Predecessor's excess cash to fund Petrie's own cash needs.

Capital expenditures for the first nine months of fiscal 2000 and the first nine months of fiscal 1999 were $15.3 million and $5.0 million, respectively. Management estimates that capital expenditures for the remaining three months of fiscal 2000 will be $2.0 million, of which, $1.0 million will be used for new point-of-sale equipment and software and $1.0 million will be used to open an additional eight new stores (40 stores have been opened during the nine month period ended October 30, 1999) and to upgrade existing stores. We have an agreement from a lending institution for $5.0 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the volume of equipment leased. The lease terms include a variable interest rate based on the purchase date and expire five years from the date of the initial equipment financed. As of October 30, 1999, $1.1 million of lease financing was incurred under this arrangement. For fiscal 2001, management estimates capital expenditures of $21.0 million, inclusive of $3.0 million of capital lease financing.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eight stores in fiscal 1999, seven stores in the first nine months of fiscal 2000 and anticipate closing an additional five stores during fiscal 2000. We closed two stores in the first nine months of fiscal 1999.

As of October 30, 1999, we had $11.4 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of October 30, 1999, our indebtedness under the senior notes totaled $99.5 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $7.0 of unamortized original issue discount, and approximately $440,000 of unamortized value assigned to the warrants issued by Holdings.
The interest on the notes is 11% per annum, payable semi-annually.

Our revolving credit facility provides for a line of credit in an amount of up to $20.0 million (including a sublimit of $10.0 million for letters of credit) and matures in October 2001. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory.

Peak borrowing periods occur in July, August, October and November. Interest on outstanding borrowings under the revolving credit facility is payable at 1.75% over the adjusted Eurodollar Rate or at the prime rate (8.25% at October 30, 1999). The revolving credit facility subjects us to a minimum tangible net worth covenant of $39.0 million and contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets. As of October 30, 1999, we had no borrowings outstanding under the revolving credit facility, but had $700,000 of letters of credit outstanding, and $18.7 million of availability thereunder.

We have minimum annual rental commitments of approximately $21.7 million in fiscal 2000 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2001. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility and our long-term debt. The sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the statement regarding forward looking disclosures.

If a "change of control" occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the notes. If there is a change in control, we could be in default under the indenture.

In addition, upon a change of control, our parent company may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to them.


Seasonality and Quarterly Operating Results

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1999, our fourth quarter accounted for approximately 29.6% of annual net sales.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, the timing and level of markdowns, the timing of store closings and expansions, competitive factors and general economic conditions.

Year 2000 Compliance

We have completed a review of our own information technology and non-information technology systems to determine whether they are year 2000 compliant. We have expended approximately $50,000 on testing and remediation and believe that all of our systems are year 2000 compliant.

Our merchandise system, which includes purchase order management, open order reporting, allocation and distribution, material handling, price management and inventory reporting, is written in an application that provides four digits rather than two digits to define the year end and accordingly, is inherently year 2000 compliant. Our financial systems, which include sales audit, inventory control and accounts payable, are written in the same application language as our merchandise system. Our general ledger system that we recently purchased has been certified by the software vendor to be year 2000 compliant. An outside service provides payroll and payroll related tax services and, based on the documentation obtained from this vendor, these systems are compliant with the year 2000.

We have converted approximately 50% of our stores to new point-of-sale equipment during fiscal 2000 and will convert the remaining stores during the first half of fiscal 2001. We believe that the stores that have not been converted to the new point-of-sale equipment will continue to support our store operations adequately and will permit us to obtain authorization of third-party credit cards in the year 2000.

We distributed a questionnaire relating to year 2000 compliance to all merchandise vendors that had annual volume with us of over $1.0 million. We are not aware of any third-party year 2000 issue relating to our vendors that would materially impact our business, financial condition or results of operations. However, we have no means of ensuring that our suppliers will be year 2000 compliant. The inability of suppliers to complete their year 2000 resolution process in a timely fashion could materially impact our business. Vendors who cannot fulfill our merchandise requirements will be replaced.

We currently believe that our systems will be year 2000 compliant and capable of functioning beyond December 31, 1999. In the worst case scenario, we could experience system failure of our management information systems. This would cause disruptions in our operations, including temporary inability to process financial information or credit card transactions, receive shipments or timely deliver our merchandise to our stores. We could experience increased expenses associated with stabilization of operations after critical systems failure. In addition, a significant number of our vendors could be unable to continue to supply adequate amounts of merchandise. Although the adverse effects of any or all of these events are not quantifiable at this time, any of these events could likely result in a loss of income and otherwise have a material adverse effect on our business and operating results.

We have not developed contingency plans to handle these worst case year 2000 scenarios. We expect, however, in the event of a failure of our management information systems over a sustained period we could revert to a number of manual systems for recording sales, ordering merchandise and replenishing our store inventory levels. Further, in the event of a loss, of a significant number of vendors we would seek alternative sources of supply, although there can be no assurance that such alternative sources would be available on reasonable terms or at all. We intend to take appropriate actions to mitigate the effects of third-party failures to remediate year 2000 issues and for unexpected failures in our systems.

Inflation

We do not believe that inflation has had a material effect on the results of operations during the past three fiscal years. However, our business may be affected by inflation in the future.

Statement Regarding Forward Looking Disclosure

Certain sections of this Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention of our suppliers, our ability to expand and to continue to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to obtain adequate merchandise supply, our ability to hire and train employees, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see the Risk Factors section of Amendment No. 5 to our registration statement on Form S-4, filed with the SEC on October 4, 1999 (File No. 333-81307).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Not applicable

                           Part II. Other Information




Item 6 -  Exhibits and Reports on Form 8-K:

    (a)   Exhibits

    3.01 Certificate of Incorporation of G+G Retail, Inc., incorporated by reference to the registrant's Registration Statement of Form S-4, declared effective by the SEC on October 4, 1999 (File No.
          333-81307) (the "S-4").

    3.02 Amended and Restated By-Laws of G+G Retail, Inc., incorporated by reference to the S-4.

    4.01  Indenture, dated as of May 17, 1999, by and between G+G Retail,
          Inc., as issuer, and U.S. Bank Trust National Association, as trustee, incorporated by reference to the S-4.

    4.02 Form of 11% Senior Note due 2006 of G+G Retail, Inc., incorporated by reference to the S-4.


    4.03  A/B Exchange Registration Rights Agreement, dated as of May 17,
          1999, by and between G+G Retail, Inc. and U.S. Bancorp Libra, incorporated by reference to the S-4.


   27.01  Financial data schedule.


    (b)   Reports on Form 8-K

    None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          G+G RETAIL, INC.


           Date December 8, 1999          By /s/ Michael Kaplan
                ----------------            -------------------------
                                          Michael Kaplan, Chief Financial Officer
                                          (signing on behalf of the registrant and
                                          as principal financial officer)

                                  EXHIBIT INDEX



Exhibit      Description
-------      -----------

    3.01 Certificate of Incorporation of G+G Retail, Inc., incorporated by reference to the registrant's Registration Statement of Form S-4, declared effective by the SEC on October 4, 1999 (File No.
             333-81307) (the "S-4").

    3.02 Amended and Restated By-Laws of G+G Retail, Inc., incorporated by reference to the S-4.

    4.01     Indenture, dated as of May 17, 1999, by and between G+G Retail,
             Inc., as issuer, and U.S. Bank Trust National Association, as trustee, incorporated by reference to the S-4.

    4.02 Form of 11% Senior Note due 2006 of G+G Retail, Inc., incorporated by reference to the S-4.

    4.03     A/B Exchange Registration Rights Agreement, dated as of May 17,
             1999, by and between G+G Retail, Inc. and U.S. Bancorp Libra, incorporated by reference to the S-4.

   27.01     Financial data schedule.
