Form 10-K405
period 2000-01-29
G&G RETAIL INC
filed 2000-04-21
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                        COMMISSION FILE NUMBER 333-81307

                                G+G RETAIL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                     22-3596083
--------------------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

             520 EIGHTH AVENUE, NEW YORK, NY                                              10018
         ----------------------------------------                                      ----------
         (Address of principal executive offices)                                      (Zip Code)


       Registrant's telephone number, including area code: (212) 279-4961

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 19, 2000, all of the common stock of the registrant was held by an affiliate. On April 19, 2000, 10 shares of the registrant's Class B common stock, par value $.01 were outstanding.

         As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "G+G Retail" mean G+G Retail, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning. The term "common stock" means our Class B common stock, $.01 par value per share. The term "Holdings" means our parent company, G&G Retail Holdings, Inc.

         Except as otherwise specified, the financial data described in this report is derived from the combined financial statements of the business that we acquired in August 1998, comprised of G&G Shops, Inc. and the stores operated by G&G Shops that were owned by subsidiaries of Petrie Retail, Inc. through August 28, 1998 and from the consolidated financial statements of G+G Retail after that date.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading national mall-based retailer of popular-price female apparel. We sell substantially all of our merchandise under private label names, including Rave, Rave Up, Rave Girl, Rave City, R4R and In Charge, and provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. We emphasize the purchasing of merchandise domestically and seek to keep inventory lead times short in order to respond quickly to fashion trends and minimize mark-downs. Our pricing strategy, which emphasizes delivering consistent value to our customers rather than driving sales with periodic promotions, is also intended to contribute to a low rate of mark-downs.

         As of April 2000, we had 484 stores, generally in major enclosed regional shopping malls, throughout the United States, Puerto Rico and the U.S. Virgin Islands which operate primarily under the G+G and Rave names. We use the same store format for our G+G/Rave stores and apply this format in all of our markets. Our G+G/Rave stores average approximately 2,400 gross square feet and are designed to create a lively and exciting shopping experience for our teenaged customers.

         In July 1999, we opened our first Rave Girl store which sells apparel primarily for 6- to 12-year-old girls. We believe that the market for the sale of popularly priced fashion apparel to this age group is currently under served. We entered this market at a relatively low incremental cost by leveraging our existing administrative, distribution and marketing infrastructure. As of April 2000 we had 21 Rave Girl stores located in both enclosed shopping malls and strip centers throughout the United States. Our Rave Girl stores are approximately 1,800 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

         Our Internet web sites provide information about our company history, merchandise offerings and store locations. The sites also provide an opportunity for visitors to see the latest fashion trends for the season as well as available employment opportunities with our company. The web sites addresses are www.gorave.com and goravegirl.com.

         Our principal executive offices are located at 520 Eighth Avenue, New York, New York 10018, telephone number (212) 279-4961.

BUSINESS STRATEGY

         Our business strategy is to expand our operations and increase our sales and earnings through the opening of new stores, including through the acquisition of individual or multiple leases, primarily in mall locations that we believe are favorable for our business. For the fiscal years 1999 and 2000, we opened 63 G+G/Rave stores and 7 Rave Girl stores. We opened 18 G+G/Rave stores and 14 Rave Girl stores to date in fiscal 2001 and expect to open approximately 33 additional stores, in total, in the fiscal year. We believe that our strong relationships with our existing landlords provide us with a good opportunity to negotiate favorable lease terms in new locations.

MERCHANDISING AND MARKETING

Merchandising Strategy

         Our merchandising strategy is to deliver the latest fashions to our customers more quickly and at lower prices than our competitors. Our G+G/Rave store merchandise is designed primarily to appeal to young women between the ages of 13 and 19 years old who desire fashion, quality and value. Due to our merchandise and our geographic diversity, over the past few years our G+G/Rave stores also have increasingly attracted the 20- to 30-year-old female customer. Our Rave Girl store merchandise is designed primarily to appeal to the fashion desires of girls between the ages of 6 and 12 years old and the quality and value demands of parents who regularly replenish a growing child's wardrobe. Substantially all of our merchandise is private label that is manufactured to our specifications. This strategy gives us tighter control over apparel production and delivery than we would have if we purchased and sold brand-name merchandise. We offer the latest fashion in both apparel and accessories in stores that are designed to be bright, energetic and welcoming to create a fun and enjoyable shopping experience. Our apparel offerings include tops, bottoms, dresses, lingerie, coordinates and outerwear. We utilize an everyday value pricing strategy, as opposed to offering discounts on marked-up merchandise.

         In order to react quickly to teenagers' and girls' changing tastes and to keep our stores stocked with current fashions, we purchase most of our merchandise domestically. Maintaining current merchandise allows us to turn over our inventory frequently and to achieve high sales per square foot while improving profitability. The speed of our merchandising and buying capability enables us to change our product mix in season. As a result, we seek to respond immediately to, rather than to try to anticipate, fashion trends.

         Our merchandise team identifies and targets fashion trends and customer demand by, among other things, shopping domestic and European markets, reviewing magazines and catalogs and viewing television shows and movies directed to our customers, monitoring sell-through trends and attending selected fashion shows. We also maintain an office in California to ensure proper coverage of the trend-setting West Coast market. We review inventory levels constantly. Our planning and distribution staff plans our inventory on a store-by-store basis and is responsible for understanding the fashion demands of our customers.

Visual Presentation and Advertising

         We believe that effective and strong visual merchandising is critical. Our goal is to capture a customer's interest in the few seconds that she is exposed to the store front. Merchandise presentation is a product of store design, use of fixtures and in-store marketing that complements our merchandise. Our merchants and the marketing department jointly plan the arrangement of merchandise, which is integral to merchandise presentation. Once approved, we communicate a consistent arrangement to all of our G+G/Rave or Rave Girl stores through a formal layout. We finalize arrangements based on seasonal and climatic differences among regional markets. We prepare major arrangements for each major selling season and sale period. We forward modifications to the arrangement to all of our stores on a bi-weekly basis.

         We primarily advertise in our stores, stressing fashion, quality and value in support of our everyday value pricing strategy. Our marketing department creates a seasonal set of store signs that accentuates the merchandise presentation. Each season, we select and highlight key items with a comprehensive program of in-store posters and signs. The set of signs reflects new merchandise colors and fashion trends to keep the stores looking current and visually stimulating. The merchandise package also targets the customer with value pricing slogans in the form of large store-spanning banners and rack-top signs. Our store bags, boxes, name badges and other store peripherals emphasize our fashion and value strategy.

Merchandise Planning

         Our financial department prepares seasonal merchandise plans that are approved by senior management. Our merchandise planning department then allocates these plans by merchandise category based on historical and current trends. The preparation and monitoring of merchandise plans independent of purchasing functions is essential for controlling inventory levels. We monitor our inventory through an automated inventory system.

PURCHASING AND SUPPLIERS

         We purchase all of our inventory from third-party suppliers or manufacturers. We do not own or operate any manufacturing facilities. Most of our private label merchandise is manufactured domestically, with the remainder manufactured overseas. We supply the designs and specifications to the manufacturers. Our manufacturers continually consult with us regarding developing fashion trends so that they can respond quickly to our merchandise orders. Prior to delivery, we regularly inspect samples of our manufactured goods for quality based on materials, color and sizing specifications.

         We believe that we have established relationships with an adequate number of suppliers to meet our ongoing inventory needs and that we have strong relationships with these suppliers. During fiscal 2000, we purchased our inventory from more than 300 suppliers. We have been purchasing inventory from our top three suppliers for more than five years. We do not have long-term contracts with our suppliers, and we transact business principally on an order-by-order basis. During fiscal 2000, our top three suppliers accounted for 10%, 10% and 9% of our inventory purchases. No other supplier accounted for more than 5% of our inventory purchases.

DISTRIBUTION AND TRANSPORTATION

         We maintain a 165,000 square foot leased distribution center in North Bergen, New Jersey. All of our vendors ship the merchandise that we purchase to our distribution center, which is then shipped to our stores.

         We employ an internally developed allocation system that interfaces with our store cash registers, order and receiving system and distribution system. The allocation system maintains unit inventory and sales data by store at the style level, enabling us to identify specific store needs for replenishment. We use national and regional package carriers to ship merchandise to our stores, and we also use air freight to ship merchandise to stores in certain regions. Transit time to stores generally is two to three days, and merchandise is available for sale by stores on the day it is received. Therefore, the time period from receipt of goods at the distribution center to display in our stores is generally less than five days. A majority of merchandise coming into our distribution center is pre-ticketed, and a substantial portion of this merchandise is vendor pre-packed. Pre-ticketing and pre-packing save time, reduce labor costs and enhance inventory management.

LOCATIONS AND FORMAT OF OUR STORES

Store Locations

         As of April 2000, we had 484 stores in 41 states in the United States, Puerto Rico and the U.S. Virgin Islands as set forth below:

State/Territory            Number of Stores                  State/Territory            Number of Stores
---------------            ----------------                  ---------------            ----------------
Alabama                             9                        Missouri                            8
Arkansas                            2                        Nebraska                            1
Arizona                             4                        Nevada                              1
California                         37                        New Hampshire                       4
Colorado                            9                        New Jersey                         14
Connecticut                         6                        New Mexico                          3
Delaware                            2                        New York                           41
Florida                            53                        North Carolina                     10
Georgia                            16                        Ohio                               20
Hawaii                              1                        Oregon                              2
Idaho                               1                        Pennsylvania                       22
Illinois                           21                        Puerto Rico                        44
Indiana                             5                        Rhode Island                        1
Kansas                              1                        South Carolina                      4
Kentucky                            2                        Tennessee                           8
Louisiana                          13                        Texas                              33
Maine                               1                        Virginia                            9
Maryland                           18                        Virgin Islands                      2
Massachusetts                      21                        Washington                         10
Michigan                           17                        Wisconsin                           3
Minnesota                           1                        West Virginia                       1
Mississippi                         3


Store Format

         We use a similar store format for our G+G/Rave stores. Our Rave Girl stores have their own unique store format. We consistently apply our store formats in all the markets that we serve. In general, the G+G name is used in the New York, New Jersey and Connecticut markets, and the Rave name is used in other markets.

         Our stores are predominantly located in major enclosed regional shopping malls. Within such malls, we seek locations for our G+G/Rave stores in proximity to stores and areas having high teen traffic flow, such as music stores, shoe stores and food courts We locate our Rave Girl stores both in major regional shopping malls and in strip centers where we seek locations in proximity to other speciality stores that sell products to young girls. Our G+G/Rave stores are typically 2,400 gross square feet in size. Our Rave Girl stores are approximately 1,800 gross square feet.

         Our stores are designed to create a lively and exciting shopping experience for the customer. All of our stores are bright, colorful and fitted with various fixtures to display the merchandise in an appealing manner. Approximately 15% of the total space is committed to fitting rooms and storage space. Our merchandising staff centrally controls the store layout and merchandise placement. We update store and merchandise layouts approximately every six weeks, or sooner when necessary, to stay current with the seasons and fashion trends.

         Sales have been evenly balanced among our store base, with our highest volume store accounting for less than 1% of gross sales during fiscal 2000.

STORE OPERATIONS

         Our district/area managers manage all aspects of store operations other than purchasing. Each of these district/area managers is responsible for approximately six to ten stores and reports to a regional manager who oversees seven to eight district/area managers. The regional managers, in turn, report to our Senior Vice President Store Operations.

         Generally, each of our stores employs five to ten employees, consisting of a store manager who is in charge of all aspects of operations, including recruiting, training, customer service and merchandising, two assistant managers and sales employees. Store managers report to a district/area manager, and assistant managers and sales employees report to a store manager. We seek to hire sales employees who have prior retail sales experience and have an entrepreneurial spirit. Sales personnel are knowledgeable about our merchandise. Our sales personnel and assistant store managers are trained by experienced store managers, and our store managers are trained by experienced district/area managers, in order to offer customers courteous and knowledgeable service.

         Our customers may pay for merchandise with cash, checks or third-party credit cards. Our merchandise return policy permits returns to be made within 30 days from the date of purchase. We give refunds if the customer has a receipt. Otherwise, we issue a store credit.

STORE OPENINGS AND CLOSINGS

         We have implemented an ongoing program of opening new stores in locations that we believe are favorable for our business and closing underperforming stores. Since the beginning of fiscal 2000, we have opened 80 stores. During this same period, we have closed 18 underperforming stores. We plan to open an additional 33 stores and we anticipate that we will close approximately six stores during fiscal 2001.

         In deciding whether to open or close a store, we consider several factors, including:

                  the extent of competition from other mall tenants;

                  the location of the store in the mall;

                  the rental rate for the property where the store is or will be located;

                  the performance of other apparel retail stores in the mall, which information is often made available to us by mall owners;

                  whether the particular mall environment is suitable for the store;

                  the anticipated return on investment; and

                  the quality of anchor stores in the mall in which the store is or will be located.

COMPETITION

         The retail apparel business is highly competitive, with fashion, quality, price, location, store environment and customer service being the principal competitive factors. We compete with a number of mall-based popular priced junior and girls fashion retailers. Our competitors in the junior and girls retail apparel businesses include Wet Seal, Inc. and Limited Too, respectively, both of which are mall-based apparel retailers that offer current fashions at generally higher price points than we offer. In addition, we compete with several discount department stores, local and regional department store chains and other apparel retailers that overlap with our merchandise offerings and price points. Some of our competitors are larger and may have greater financial, marketing and other resources than we have. In addition, we compete for favorable site locations and lease terms in shopping malls. In the future, we may experience increased competition from catalog and Internet retailers.

SEASONALITY

         Our fourth fiscal quarter, which includes the Christmas shopping season, historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Results."

MANAGEMENT INFORMATION SYSTEMS

         Our management information and control systems provide our management, buyers, planners and distributors with information by the next business day to identify sales trends, replenish depleted store inventories, re-price merchandise and monitor merchandise mix. Our automated and integrated allocation and material handling systems enable us to move the majority of our merchandise through our distribution center within 24 hours of receipt.

         All of our stores have point-of-sale terminals that record sales at the style level, mark-downs, distribution center receipts, interstore transfers and store payroll. This information is transmitted daily to our host systems. During fiscal 2000 we began installing new point-of-sale equipment and software which will be completed in fiscal 2001.

TRADEMARKS AND SERVICE MARKS

         We own various trademarks, service marks and trade names, including G+G, Rave, Rave Up, Rave Girl, Rave City, R4R, In Charge and American High.

EMPLOYEES

         As of April 2000, we had a total of approximately 4,000 employees, consisting of approximately 700 full-time salaried employees, approximately 1,200 full-time hourly employees and approximately 2,100 part-time hourly employees. The number of part-time hourly employees fluctuates due to the seasonal nature of our business.

         As of April 2000, Local 2326 of the UAW/AFL/CIO represented approximately 130 hourly employees in our distribution center. The collective bargaining agreement covering these employees expires on January 31, 2002. None of our other employees are members of a union. We consider our relations with both our union and non-union employees to be satisfactory.

FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE.

         This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements describe our beliefs concerning future business conditions and the outlook for our business based on currently available information. Wherever possible, we have identified these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "estimate," and similar expressions. While these statements reflect our current judgment about the direction of our business, our actual results could differ materially from the estimates, assumptions and other future performance contained in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the strength of the women's and girls' apparel industries and the other risks and uncertainties described below. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements in this report may be found in the materials set forth under "Item 1. Business," "Item 2. Properties,""Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

         We have significant debt. Our level of debt and the resulting amount of leverage may:

                  make it more difficult for us to make required payments under our outstanding notes and revolving credit facility;

                  require us to dedicate a substantial portion of cash flow from operations to principal and interest payments with respect to our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures or other general corporate purposes;

                  limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

                  increase our vulnerability to general adverse economic and industry conditions;

                  limit our flexibility in planning for, or reacting to, changes in our business and industry; and

                  place us at a competitive disadvantage compared to our competitors that have less debt.

         The junior and girls retail apparel business is highly competitive. We compete for sales in the junior retail apparel business primarily with specialty apparel retailers. We also compete with several discount department stores and local and regional department store chains and other apparel retailers with which our merchandise offerings and price points overlap. Some of our competitors are larger and may have greater financial, marketing and other resources than we do. In addition, we compete with retailers and other businesses for favorable site locations and lease terms in shopping malls and strip centers. Competition from our current competitors, as well as from catalog and Internet retailers, may increase in the future.

         Our profitability largely depends upon our ability to identify the fashion tastes of our customers and to provide merchandise that appeals to their preferences in a timely manner. The fashion preferences of our core customers change frequently. Our failure to identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns than we expect. In addition, our fashion misjudgments could decrease our profitability and affect our image with our customers.

         Our continued growth significantly depends upon our ability to open new stores on a profitable basis and to manage growth and expanded operations. Accomplishing our expansion goals will depend upon a number of factors, including the availability of funds and our ability to identify favorable geographical locations and suitably sized locations for new stores at acceptable costs.

         General economic conditions, including business conditions, levels of employment and consumer confidence in future economic conditions, affect the level of consumer spending. In addition, because our stores are located primarily in malls, we depend upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic to our stores. Mall traffic or economic conditions in the markets in which our stores are located may decline and may result in lower revenues and profits.

         We handle distribution functions for all of our stores from a single facility. We rely upon our existing management information systems in operating and monitoring all major aspects of our business. Any significant disruption in either the operation of our distribution facility or our management information systems would decrease our profitability.

         Our results of operations fluctuate based on the seasons. In addition, comparisons to prior-period results of operations may not be indicative of results for future periods. Historically, the fourth fiscal quarter has generated the largest percentage of our annual net sales. In contrast, the first fiscal quarter historically has generated the smallest percentage of our net sales. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the number and timing of store openings and closings, the level of markdowns taken and the amount of revenue contributed by new stores.

         Our success depends significantly upon the performance of our senior management and merchandising staff. The loss of a number of persons in that group could affect our strategic and operational capabilities.

         A significant number of our stores are located in Florida, California and the Caribbean. In addition, we plan to open more stores in these areas. As a result, we are susceptible to fluctuations in our business caused by the severe weather or natural disasters which occur from time to time in these geographic regions.

ITEM 2.  PROPERTIES

         Our corporate headquarters is located in New York City and consists of 35,000 square feet of leased office space. From our headquarters, we administer our purchasing, merchandising, finance, store operations, management information systems, marketing, real estate, human resources and store construction functions. The lease for our headquarters will expire on January 31, 2003.

         As of April 2000, we had 484 stores in 41 states in the United States, Puerto Rico and the U.S. Virgin Islands. All of our store sites are leased. This table shows the number of store leases expiring during the years indicated, assuming the exercise of all available renewal options:

               FISCAL YEAR                     LEASES EXPIRING
               -----------                     ---------------
                  2001                                57
                  2002                                65
                  2003                                57
                  2004                                47
                  2005                                34
               thereafter                            177



         As of April 2000, we also had 47 stores with expired leases, most of which we have reached agreement to renew subject to final documentation. We occupy those premises on a month-to-month basis. As of April 2000, we leased approximately 19% and 9% of our stores from our two largest landlords.

         We lease our distribution center located in North Bergen, New Jersey. The lease expires in August 2004. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value of the premises.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 15, 2000, we were not engaged in any legal proceedings that are expected to have a material adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public trading market for our common stock. Holdings is the only record holder of our common stock. We have not paid any dividends on our common stock during the last two fiscal years. Holdings has four authorized classes of common stock, and three authorized series of preferred stock, none of which are traded publicly. For more information about Holdings stock, see "Item
12. Security Ownership of Certain Beneficial Owners and Management" and "Item
13. Certain Relationships and Related Transactions."

         On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107 million face amount of our notes and warrants issued by Holdings to purchase 8,209 shares of its class D common stock at an exercise price of $.01 per share. On November 2, 1999, the notes issued in the private placement were exchanged for our senior notes which are freely tradeable. For more information about our senior notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         We account for our operations on a fiscal year rather than a calendar year basis. Each reference in this report to a "fiscal" year means the 52- or 53-week fiscal year that ends on the Saturday nearest January 31 in the particular calendar year. For example, references to "fiscal 2000" mean the 52-week fiscal year ended January 29, 2000. Fiscal 1996 consisted of 53 weeks. The combined financial statements include the accounts of G&G Shops and stores operated by G&G Shops that were owned by Petrie Retail. We purchased the assets of all of the stores that G&G Shops operated and the trademarks used in that business in an acquisition that occurred on August 28, 1998.

         We derived the following selected financial and operating data from:
            the combined balance sheets as of February 3, 1996, February 1, 1997 and January 31, 1998 and the related combined statements of operations and cash flows for fiscal 1996, 1997 and 1998 and the seven months ended August 28, 1998 from the audited financial statements of the business we acquired in the acquisition; and

            the consolidated balance sheets as of January 29, 2000 and January 30, 1999 and the related consolidated statements of income and cash flows for fiscal 2000 and the five months ended January 30, 1999 from our audited financial statements.

         We did not conduct operations from the date of our incorporation on June 26, 1998 to August 28, 1998, when we completed the acquisition. We completed our private offering of notes on May 17, 1999. On November 2, 1999, the notes that we issued in the private placement were exchanged for our senior notes.

         Our selected financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes included elsewhere in this report.

                                G+G RETAIL, INC.
                      SELECTED FINANCIAL AND OPERATING DATA




                                                           ACQUIRED ASSETS                             G+G RETAIL, INC.
                                            --------------------------------------------------   ----------------------------
Dollars in thousands except for                       FISCAL YEAR               FEB. 1, 1998     AUG. 29, 1998
sales per gross square foot                 ----------------------------------   TO AUG. 28,      TO JAN. 30,   FISCAL YEAR
                                               1996         1997        1998        1998             1999          2000
                                            ---------     --------    --------    --------        ---------       -------
STATEMENT OF OPERATIONS DATA:
Net Sales                                    $ 243,583   $ 266,362   $ 286,938   $ 162,823       $ 131,567     $ 318,506
Cost of sales (including occupancy costs)      159,262     166,636     177,765     106,056          79,267       196,330
Selling, general, administrative, and
  buying expenses (1)                           78,128      76,684      79,702      49,330          36,170        89,352
Depreciation and amortization expense            5,148       4,526       4,489       2,845           5,141        11,800
                                             ---------   ---------   ---------   ---------       ---------     ---------
Operating income                                 1,045      18,516      24,982       4,592          10,989        21,024
Interest expense, net                             --          --          --          --             7,395        12,983
                                             ---------   ---------   ---------   ---------       ---------     ---------
Income before extraordinary loss and
  provision for income taxes                     1,045      18,516      24,982       4,592           3,594         8,041
Provision for income taxes                         431       7,629      10,293       1,892           1,581         3,428
                                             ---------   ---------   ---------   ---------       ---------     ---------
Income before extraordinary loss                   614      10,887      14,689       2,700           2,013         4,613
Extraordinary loss, net of $354 of income tax      --          --          --          --              --           (450)
                                             ---------   ---------   ---------   ---------       ---------     ---------
Net income                                   $     614   $  10,887   $  14,689   $   2,700       $   2,013     $   4,163
                                             =========   =========   =========   =========       =========     =========
OTHER OPERATING DATA:
Sales per gross square foot                  $     238   $     277   $     295   $     160       $     130     $     296
Inventory turnover (2)                             5.4X        6.4X        6.6X        6.0X            6.5X          5.6X
Same store net sales increase (decrease) (3)       5.5%       13.0%        4.5%       (3.0)%          (1.1)%        (0.5)%
  Capital expenditures:
  New stores                                 $     835   $     829   $   2,972   $   1,299       $   1,027     $  10,200
  Remodels                                       1,780         892       3,320       1,809           1,341         6,680
  POS equipment                                    --          --          --          --              --          2,469
  Non-store assets and systems                     205         231         713         292             411         1,276
                                             ---------   ---------   ---------   ---------       ---------     ---------
Total capital expenditures                   $   2,820   $   1,952   $   7,005   $   3,400       $   2,779     $  20,625
                                             =========   =========   =========   =========       =========     =========
Number of Stores Beginning balance                 441         416         395         408             415           422
  New stores opened                                  6          11          25           9              13            48
  Existing stores closed                            31          32          12           2               6            14
                                             ---------   ---------   ---------   ---------       ---------     ---------
  Ending balance                                   416         395         408         415             422           456
                                             =========   =========   =========   =========       =========     =========
OTHER FINANCIAL DATA:
EBITDA as adjusted (4)                       $   9,802   $  24,791   $  31,305   $   8,449       $  16,130     $  32,824
EBITDA margin as adjusted (5)                      4.0%        9.3%       10.9%        5.2%           12.3%         10.3%
Cash provided by operating activities        $  18,652   $  20,043   $  25,588   $  15,793       $  11,943     $  20,592
Cash used in investing activities               (1,985)     (1,952)     (7,005)     (3,400)       (137,658)      (20,625)
Cash provided by (used in) financing
  activities                                   (16,498)    (18,545)    (19,069)    (14,140)        137,069         5,997



                                                                  ACQUIRED ASSETS                     G+G RETAIL, INC.
                                                          ----------------------------------     -----------------------
Dollars in thousands                                      FEB. 3,      FEB. 1,    JAN. 31,       JAN. 30,      JAN. 29,
                                                            1996         1997        1998          1999          2000
                                                          ---------   ---------    ---------     --------      --------
BALANCE SHEET DATA:
Total assets                                               $29,218     $25,818     $28,157      $167,664        $186,742
Total long-term debt                                        12,364      20,591      20,866        90,000         101,480

                 NOTES TO SELECTED FINANCIAL AND OPERATING DATA

(1) Selling, general, administrative and buying expenses include royalty expense and store closing expenses. Royalty expense represents an amount charged by Petrie Retail for the use of trademarks that we purchased in the acquisition.

(2) Calculated by dividing the sum of monthly net retail sales by average monthly retail inventory. The fiscal 2000 inventory turn was negatively impacted by the off-season inventory purchases made during the fiscal year. Without these off-season purchases, inventory turn for fiscal 2000 would have been 6.1 times.

(3)      A store becomes comparable after it is open 12 full months.

(4) We define EBITDA as operating income plus depreciation and amortization. In addition, we have further adjusted EBITDA to add back royalty expense. See note (1). EBITDA as adjusted does not represent cash flow from operations. You should not consider EBITDA as adjusted to be an alternative to operating or net income computed in accordance with generally accepted accounting principles, an indicator of our operating performance, an alternative to cash from operating activities as determined in accordance with GAAP or a measure of liquidity. We believe that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the retail industry. As a result, we present this information to give you a more complete comparative analysis of our operating performance relative to other companies in the industry. Not all companies calculate EBITDA using the same methods. Therefore, the EBITDA as adjusted figures that we present may not be comparable to EBITDA reported by other companies.

(5) Computed by dividing EBITDA as adjusted by net sales.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with the selected financial data and our combined and consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

We are a leading national mall-based retailer of popular price female junior apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. During fiscal 2000, we began to sell fashion apparel and accessories targeted at girls aged 6- to 12-years old. In August 1998, we acquired the business of G&G Shops and the stores operated by subsidiaries of Petrie Retail and the trademarks and other assets used in that business. We obtained financing for the acquisition by a net capital contribution by Holdings to us of $49.8 million and by borrowing $90.0 million under senior bridge notes that we subsequently repaid with the issuance of our senior notes. We accounted for the acquisition under the purchase method of accounting.

RESULTS OF OPERATIONS

The statement of operations for fiscal 2000 is not comparable to fiscal 1999 and 1998 because of the change in basis of accounting that resulted from our August 28, 1998 acquisition of substantially all of the assets and assumption of certain liabilities of G&G Shops and its subsidiaries and certain other subsidiaries of Petrie Retail. Since that acquisition, we incurred additional depreciation, amortization and interest expense, all of which are associated with the acquisition and reflected in the financial statements for the period August 29, 1998 through January 30, 1999 and the fiscal year ended January 29, 2000. Interest expense for the periods August 29, 1998 to May 17, 1999 reflects interest associated with our senior bridge notes, while interest expense for the period May 18, 1999 to January 29, 2000 reflects interest associated with our senior notes. Except for depreciation, amortization, and interest expense noted above, the statement of operations for fiscal 2000 is comparable to fiscal 1999 and fiscal 1999 is comparable to fiscal 1998.

         The following table sets forth selected income statement data, expressed as a percentage of net sales, of:

         the companies from which we acquired our business for fiscal 1998 and for the period from February 1, 1998 to August 28, 1998; and

         G+G Retail for the period from August 29, 1998 to January 30, 1999 and fiscal 2000.



                                                ACQUIRED ASSETS                        G+G RETAIL
                                       --------------------------------   ------------------------------------
                                        FISCAL YEAR     FEB. 1, 1998 TO   AUG. 29, 1998 TO
                                            1998         AUG. 28, 1998     JAN. 30, 1999     FISCAL YEAR 2000
                                       ------------     ---------------   ----------------   -----------------
Net sales                                 100.0%            100.0%            100.0%             100.0%
Cost of sales (including
  occupancy costs)                         62.0              65.1              60.2               61.6
Selling, general, administrative
  and buying expenses                      27.8              30.3              27.5               28.1
Depreciation and amortization expense       1.6               1.7               3.9                3.7
Operating income                            8.6               2.9               8.4                6.6
Interest expense, net                       --                --                5.6                4.1
Income before extraordinary loss
  and provision for income taxes            8.6               2.9               2.8                2.5
Extraordinary loss, net of tax              --                --                --                 0.1
Net income                                  5.1               1.7               1.5                1.3
EBITDA as adjusted                         10.9               5.2              12.3               10.3



                    COMPARISON OF FISCAL 2000 AND FISCAL 1999

Net sales increased to $318.5 million in fiscal 2000 from $294.4 million in fiscal 1999. The $24.1 million or 8.2% increase in net sales was due to the opening of new stores, which contributed $25.5 million to the net sales increase in fiscal 2000 and was offset by a $1.4 million, or 0.5%, decrease in same store sales compared to fiscal 1999. Average sales per gross square foot increased 2.1%, to $296 in fiscal 2000 from $290 in fiscal 1999. We operated 456 stores as of January 29, 2000 as compared to 422 stores as of January 30, 1999. This was the result of opening 48 stores and closing 14 stores during the period.

Cost of sales, including occupancy costs, increased 5.9% to $196.3 million in fiscal 2000 from $185.3 million in fiscal 1999. As a percentage of net sales, cost of sales including occupancy costs decreased 1.4%, from 63.0% in fiscal 1999 to 61.6% in fiscal 2000. This 1.4% decrease resulted from a 1.5% decrease in cost of sales, which was offset in part by a slight increase in occupancy costs as a percentage of sales. The decrease in cost of sales as a percentage of net sales was due to an increase in initial mark-on and a $600,000 increase in vendor allowances received in fiscal 2000 as compared to fiscal 1999. We recognize vendor allowances when executed agreements are received from our vendors. These allowances primarily benefit our fourth fiscal quarter in each year. Allowances recognized in the first three quarters of our fiscal year are mark-down allowances received from vendors for specific poor-performing styles of merchandise and have historically aggregated less than 15% of total vendor allowances received in a fiscal year. Year-end allowances, which represent the balance of vendor allowances, are negotiated and recorded in the fourth quarter based on vendor profitability and volume for the calendar year. Vendor allowances for fiscal 2000 were $3.1 million, as compared to $2.5 million in fiscal 1999. The occupancy cost increase as a percent of sales resulted from an overall increase in occupancy costs coupled with a decrease in same store sales.

In fiscal 2000, selling, general, administrative and buying expenses totaled $89.4 million, compared to $85.5 million in fiscal 1999. As a percentage of net sales, these expenses decreased to 28.1% of sales in fiscal 2000, as compared to 29.0% in fiscal 1999. Fiscal 1999 expenses included a non-recurring $3.3 million success fee obligation paid to two of our officers in connection with their assistance in connection with the acquisition of the business of G+G Shops, as well as a $1.0 million royalty charge from Petrie Retail for the use of certain trademarks which were owned by Petrie Retail. We purchased these trademarks in connection with the acquisition. Fiscal 2000 expenses reflects additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs which is partially offset by a gain from insurance proceeds received in the second quarter from a prior year hurricane loss of approximately $300,000.

Depreciation and amortization expense for fiscal 2000 was $11.8 million. Depreciation and amortization expense for the period February 1, 1998 to August 28, 1998, and for the period August 29, 1998 to January 30, 1999 was $2.8 million and $5.1 million, respectively. The increase is mainly attributable to the additional depreciation and amortization related to the incremental value assigned to the property and equipment and goodwill related to the acquisition. Additional depreciation and amortization was recorded in fiscal 2000 for stores opened in that period.

Net interest expense in fiscal 2000 was $13.0 million or 4.1% of net sales, as compared to $7.4 million or 5.6% of net sales for the period August 29, 1998 to January 30, 1999. We had no borrowings for the period February 1, 1998 to August 28, 1998. The period August 29, 1998 to January 30, 1999 and the period January 31, 1999 through May 17, 1999 reflect interest on our senior bridge notes and amortization of the related issuance costs. The period May 18, 1999 through January 29, 2000 reflects interest on our senior notes and the amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings and deferred financing costs. In fiscal 1999, we wrote-off deferred financing costs of approximately $390,000 in connection with the termination and replacement of our previous working capital facility.

The income tax expense for fiscal 2000 was $3.4 million, excluding $354,000 of income tax benefit from the extraordinary loss. The income tax expense was $1.9 million and $1.6 million, respectively, for the period February 1, 1998 to August 28, 1998 and the period August 29, 1998 to January 30, 1999. The effective income tax rate for fiscal 2000 was 42.6% as compared to 41.2% for the period February 1, 1998 to August 28, 1998 and 43.9% for the period August 29, 1998 to January 30, 1999. The lower tax rate in fiscal 2000 as compared to the period August 29, 1998 to January 30, 1999 was due the mix of income between U.S. and foreign sources.

The extraordinary loss of $450,000, net of $354,000 of income taxes, resulted from the write-off of the unamortized finance fees related to our senior bridge notes. These senior bridge notes were repaid in the second quarter of fiscal 2000 with the proceeds from the issuance of our senior notes.

Net income was $4.2 million in fiscal 2000. Net income was $2.7 million and $2.0 million for the seven months ended August 28, 1998 and the five months ended January 30, 1999. The difference was caused by factors discussed above.

COMPARISON OF FISCAL 1999 AND FISCAL 1998

Net sales increased approximately $7.5 million, or 2.6%, to $294.4 million in fiscal 1999, as compared to $286.9 million in fiscal 1998. The increase in net sales was due to the opening of new stores, which contributed $13.6 million to net sales in fiscal 1999, partially offset by a $6.1 million, or 2.2%, decrease in same store sales. Average sales per gross square foot decreased 1.7% from $295 in fiscal 1998 to $290 in fiscal 1999. We had 422 stores at the end of fiscal 1999, as compared to 408 stores at the end of fiscal 1998, as a result of closing eight stores and opening 22 stores.

Costs of sales, including occupancy costs, increased 4.2% from $177.8 million in fiscal 1998 to $185.3 million in fiscal 1999. As a percentage of net sales, cost of sales including occupancy costs increased from 62.0% in fiscal 1998 to 63.0% in fiscal 1999. This 1% increase resulted from a 0.3% increase in cost of sales and a 0.7% increase in occupancy costs as a percentage of sales. The increase in cost of sales was due to an overall increase in mark-downs, offset by a slight increase in the initial mark-on. Vendor allowances decreased by approximately $100,000 from $2.6 million in fiscal 1998 to $2.5 million in fiscal 1999. The occupancy cost increase resulted primarily from a decrease of $534,000 in rent concessions that were available to the companies from which we acquired our business and an overall increase in store occupancy costs, primarily related to the store openings.

Selling, general, administrative and buying expenses increased 7.3%, from $79.7 million in fiscal 1998 to $85.5 million in fiscal 1999. As a percentage of net sales, these expenses increased to 29.0% in fiscal 1999 from 27.8% in fiscal 1998. The $5.8 million increase resulted from a non-recurring $3.3 million success fee obligation paid to two of our officers in connection with their assistance with the acquisition, additional selling costs related to store openings, a small increase in same store selling expenses and an increase in administrative costs, partially offset by an $800,000 reduction of royalty expense in fiscal 1999, as compared to fiscal 1998. Royalty expense was a charge from Petrie Retail for the use of trademarks that we purchased in the acquisition.

Depreciation and amortization expense for the seven months ended August 28, 1998 and the five months ended January 30, 1999 was $2.8 million and $5.1 million. Depreciation for fiscal 1998 was $4.5 million. We attribute the increase to the additional depreciation and amortization expense in the five months ended January 30, 1999 to the incremental value assigned to property and equipment and goodwill in the acquisition.

Net interest expense was $7.4 million, and as a percentage of net sales were 5.6%, for the five months ended January 30, 1999. Interest expense primarily reflects the interest on, and amortization of debt issuance costs with respect to, the senior bridge notes. We had no borrowings in fiscal 1998 or during the seven months ended August 28, 1998.

Income tax expense was $1.9 million and $1.6 million for the seven months ended August 28, 1998 and five months ended January 31, 1999. Income tax expense was $10.3 million for fiscal 1998. The decrease in tax expense is primarily due to lower pre-tax income resulting from interest expense associated with the notes and the amortization of intangible assets. The effective income tax rate for the five months ended January 30, 1999 was 43.9%. The effective tax rate for fiscal 1998 and the seven months ended August 28, 1998 was 41.2%. The higher effective tax rate for the five month period ended January 30, 1999 was principally attributable to the fact that we have a different legal structure for our Puerto Rican operations than did the companies from which we acquired our business.

Net income was $2.7 million and $2.0 million for the seven months ended August 28, 1998 and the five months ended January 30, 1999. Net income for fiscal 1998 was $14.7 million. The difference was caused by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores and (iv) upgrading and maintaining computer systems. On May 17, 1999 we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of nonvoting Class D Common Stock at an exercise price of $.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable.

Net cash provided by operating activities in fiscal 2000 was $20.6 million, as compared to $27.7 million in fiscal 1999. The decrease in net cash provided by operating activities in fiscal 2000, as compared to fiscal 1999, was principally due to the payment of $7.8 million in liabilities in connection with the acquisition.

Capital expenditures for fiscal 2000, 1999 and 1998 were $20.6 million, $6.2 million and $7.0 million, respectively. Capital expenditures were limited in fiscal 1998 and the period February 1, 1998 to August 28, 1998 due to liquidity problems at Petrie Retail. For fiscal 2001, management estimates capital expenditures will be $22.5 million, inclusive of $2.8 million for point of sale equipment and software.

We have obtained from a lending institution a commitment for $5.0 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and expire five years from the date of the initial equipment financed. As of January 29, 2000, $2.2 million of lease financing was incurred under this arrangement. The balance of the $5.0 million capital lease financing line will be used in fiscal 2001 for the purchase of additional point of sale equipment.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eight stores in fiscal 1999 and fourteen stores in fiscal 2000.

As of January 29, 2000, we had $19.1 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of January 29, 2000, our indebtedness under our senior notes totaled $99.7 million, which reflects the aggregate face amount of the senior notes of $107.0 million, net of $6.9 of unamortized original issue discount, and approximately $422,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the senior notes is 11% per annum, payable semi-annually.

Our revolving credit facility provides for a line of credit in an amount of up to $20.0 million (including a sublimit of $10 million for letters of credit) and matures in October 2001. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory. Peak borrowing periods occur in July, August, October and November. Interest on outstanding borrowings under the revolving credit facility is payable at 1.75% over the adjusted Eurodollar Rate or at the prime rate (8.5% at January 29, 2000). The revolving credit facility subjects us to a minimum tangible net worth covenant (as defined) of $39.0 million and contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets. As of January 29, 2000, we had no borrowings outstanding under the revolving credit facility, but had approximately $840,000 of letters of credit outstanding, and $10.4 million of availability thereunder.

We have minimum annual rental commitments of approximately $22.2 million in fiscal 2001 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2001. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, our capitalized lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control.

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all our notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control, our parent company may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to it.

SEASONALITY AND QUARTERLY OPERATING RESULTS

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2000, our fourth quarter accounted for approximately 28.6% of annual net sales, as compared to 29.6% in fiscal 1999.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, the timing and level of mark-downs, the timing of store closings and expansions, competitive factors and general economic conditions.

YEAR 2000 COMPLIANCE

In late 1999, we completed the remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. However, we will continue to monitor its mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

INFLATION

We do not believe that inflation has had a material effect on the results of operations during the past three fiscal years. However, our business may be affected by inflation in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact, if any, on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our Consolidated Financial Statements are included in this report immediately following Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are:

NAME                AGE         POSITION
Jay Galin            64         Chairman of the Board of Directors and Chief Executive Officer
Scott Galin          41         President, Chief Operating Officer and Director
Craig Cogut          46         Director
Donald D. Shack      71         Director
Lenard B. Tessler    47         Director
Michael Kaplan       46         Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James R. Dodd        58         Senior Vice President Store Operations
Robert W. Tinbergen  52         Senior Vice President Merchandise Planning and Distribution
Jeffrey Galin        38         Senior Vice President/Merchandise Manager

BIOGRAPHICAL INFORMATION

         Jay Galin worked for G&G Shops for over 40 years and served as President of G&G Shops from 1972 to August 1998. He became our Chairman of the Board and Chief Executive Officer in August 1998. Mr. Galin also served as Senior Vice President of Petrie Retail from 1981 to 1990 and Executive Vice President of Petrie Retail from 1990 to 1995. Mr. Galin served as a board member of Petrie Stores, Petrie Retail's predecessor, from 1980 to 1995 and is a member of the Board of Directors of Ark Restaurants Corp. Mr. Galin is the father of Scott Galin and Jeffrey Galin.

         Scott Galin worked for G&G Shops for over 20 years and served as Executive Vice President and Chief Operating Officer of G&G Shops from 1992 to August 1998. He became our President, Chief Operating Officer and a director in August 1998. From 1985 to 1992, Mr. Galin served as a Senior Vice President of G&G Shops and held executive positions in real estate, finance and store operations. Mr. Galin also served as Senior Vice President of Petrie Retail from 1985 to 1995. Scott Galin is the son of Jay Galin and the brother of Jeffrey Galin.

         Craig Cogut is a senior founding principal of Pegasus Capital Advisors, L.P., which, with its affiliates, manages approximately $800 million in equity capital. Pegasus' first investment partnership was formed in August 1996. He joined our Board of directors in August 1998 and was our President from July 1998 to August 1998. From 1990 to 1995, Mr. Cogut was a senior principal of Apollo Advisors, L.P. and Lion Advisors, L.P., partnerships which managed several billion dollars of equity capital for investment partnerships and private accounts. Mr. Cogut serves as a member of the Board of Directors of Vail Resorts, Inc.

         Donald D. Shack is a founding director of the law firm of Shack & Siegel, P.C., general counsel to G+G Retail and Holdings. He joined our Board of directors in August 1998. Before the formation of Shack & Siegel in April 1993, Mr. Shack was a member of the law firm of Whitman and Ransom from 1990 to 1993 and a member of the law firm of Golenbock and Barell from 1959 to 1989. Mr. Shack is a member of the Board of Directors of Ark Restaurants Corp., Just Toys, Inc. and International Citrus, Inc.

         Lenard B. Tessler is a founding principal of TGV Partners, a private investment partnership which was formed in April 1990. He joined our Board of Directors in August 1998. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry from 1994 to 1997, after serving as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buyout firm formed in 1987. Mr. Tessler serves as a member of the Board of Directors of Primary Network Holdings, Inc. and Garfield & Marks Designs, Ltd., Inc.

         Michael Kaplan served as Vice President and Chief Financial Officer of G&G Shops from 1988 to August 1998. He became our Vice President, Chief Financial Officer, Treasurer and Secretary in August 1998 and Senior Vice President in October 1999. Mr. Kaplan is a certified public accountant and from 1976 to 1980 held various auditing positions with Ernst & Young LLP.

         James R. Dodd has worked in the apparel industry for over 30 years. He served as Vice President of Store Operations of G&G Shops from April 1998 to August 1998. He became our Vice President Store Operations in August 1998 and Sr. Vice President Store Operations in October 1999. From July 1995 to May 1998, he was Vice President--Retail Division for JH Collectibles in Milwaukee, Wisconsin. On October 4, 1996, JH Collectibles filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. As of March 31, 1999, the plan of liquidation for that company was substantially consummated. From 1994 to May 1995, Mr. Dodd was Vice President of Operations for Tommy Hilfiger.

         Robert W. Tinbergen has worked in the apparel industry for over 25 years. He served as Vice President of Planning and Distribution of G&G Shops from March 1988 to August 1998. He became our Vice President Warehouse and Distribution in August 1998 and Senior Vice President Merchandise Planning and Distribution in October 1999. From 1982 to 1987, he served as director of distribution for Orbachs.

         Jeffrey Galin served as divisional merchandise manager of G&G Shops from 1991 to August 1998. He became our Vice President Merchandising in August 1998 and Senior Vice President/Merchandise Manager in October 1999. From 1989 to 1991, Mr. Galin was employed as a sales associate for Bergdorf Goodman. From 1985 to 1988, Mr. Galin worked as a commercial real estate salesperson. Mr. Galin started his career as an associate buyer for G&G Shops from 1983 to 1984. Jeffrey Galin is the son of Jay Galin and the brother of Scott Galin.

         Our executive officers were elected to serve in their capacities until the next annual meeting of our Board of Directors and until their respective successors are elected and qualified. We employ Jay Galin and Scott Galin under employment agreements. See "Item 11. Executive Compensation--Employment Contracts and Severance Agreements."

         All of our executive officers were also executive officers of G&G Shops prior to the acquisition. In addition, Jay and Scott Galin were executive officers of Petrie Retail. In October 1995, Petrie Retail and its affiliates, including G&G Shops, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In August 1998, we purchased the assets of G&G Shops from these companies.

BOARD OF DIRECTORS

         Under the certificate of incorporation of Holdings, so long as Holdings controls us, Holdings is required to cause our Board of directors to be identical to its board of directors. The board of directors of Holdings and, as a result, our board of directors each consists of five members. All of our Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Holders of class A common stock of Holdings are currently entitled to elect three directors, and holders of class B common stock of Holdings are currently entitled to elect two directors. Messrs. Jay and Scott Galin and Mr. Shack were elected to the Board of Directors of Holdings by the holders of class A common stock of Holdings. Mr. Cogut and Mr. Tessler were elected to the Board of Directors of Holdings by the holders of class B common stock. As of April 19, 2000, Jay and Scott Galin collectively owned, assuming the exercise of their vested stock options, approximately 82.6% of the outstanding class A common stock of Holdings. Affiliates of Pegasus Investors owned 100% of the class B common stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." See "Item 13. Certain Relationships and Related Transactions" for descriptions of agreements relating to the stock ownership and management of our business.

         Holders of class A common stock of Holdings will be entitled to elect two of our directors, and holders of class B common stock of Holdings will be entitled to elect three of our directors, upon the occurrence of any of the following events:

           the consolidated earnings of Holdings before interest, taxes, depreciation and amortization for the most recent 12 full months being less than $15.0 million;

           the occurrence of defaults under any debt facilities of G+G Retail or Holdings;

           termination of the employment of either of Jay Galin or Scott Galin by us for cause or by either of them without good reason, as these terms are defined in each executive's employment agreement; or

           the failure of Holdings to perform specified obligations to the holders of its series B preferred stock.

         From and after the time that there are no longer any shares of the class B, class C or class D common stock of Holdings outstanding, the Board of Directors of Holdings will be elected at each annual meeting of stockholders by a plurality of the votes cast by holders of the class A common stock of Holdings.

         Under an agreement dated August 28, 1998 among Pegasus Investors, G+G Retail, Pegasus Partners, L.P. and Pegasus Related Partners, L.P., the Pegasus entities agreed that they will elect Lenard Tessler as a director of G+G Retail and Holdings, for as long as:

           TGV/G+G Investors LLC, an affiliate of TGV Partners of which Lenard Tessler is a principal, is a limited partner of Pegasus G&G Retail; and

           the Pegasus entities have the power to elect at least two Directors to the Board of Directors of Holdings.

         In the event that Lenard Tessler votes, or after inquiry indicates his intention to vote, on any issue brought before the Board of Directors of Holdings differently than the other director elected by the Pegasus entities, then the obligation of the Pegasus entities to elect Lenard Tessler to the Board of Directors of Holdings will terminate, Mr. Tessler will immediately resign from our Board of Directors and from the Board of Directors of Holdings, and the Pegasus entities will be entitled to elect a new director to replace Mr. Tessler. In this event, the Pegasus entities will appoint Mr. Tessler or another individual acceptable to the Pegasus entities as an observer at meetings of the Board of Directors of Holdings until the time that their obligation to elect Mr. Tessler as a director would otherwise have terminated.


ITEM 11.  EXECUTIVE COMPENSATION

         The table below contains information on the fiscal 1999 and 2000 compensation for services to us and G&G Shops by the individuals who served as our chief executive officer and our four next most highly compensated executive officers at the end of fiscal 2000. Fiscal 1999 compensation includes compensation from February 1, 1998 to August 28, 1998 from G&G Shops. In connection with the acquisition, each of these executive officers terminated his employment with G&G Shops and became our officer.


                           SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                         -----------------------------------------------------    ------------------------
                                                                                                    SHARES
                                                                                  OTHER ANNUAL    UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR         SALARY(1)      BONUS        COMPENSATION    OPTIONS (#)  COMPENSATION
-----------------------------            ----         ---------      -----        ------------    -----------  ------------
Jay Galin
  Chairman of the Board of Directors     2000        $1,060,417    $212,083           $ 12,418(2)      2,500     $   23,246
  and Chief Executive  Officer           1999         1,116,666          --            152,996(3)         --      1,665,460(4)

Scott Galin
  President and Chief Operating          2000        $  535,417    $107,083           $  7,215(2)      2,500     $   23,246
  Officer                                1999           502,884          --            150,163(3)         --      1,665,460(4)

Michael Kaplan
  Sr. Vice President, Chief              2000        $  268,006    $ 53,600                 --           200     $   19,182
  Financial Officer, Treasurer and       1999           259,325      26,500(5)              --            --         11,401
  Secretary

Jeffrey Galin
  Sr. Vice President                     2000        $  208,462     $41,692                 --           150     $   16,499
  Merchandise Manager                    1999           194,326      20,500(5)              --            --          8,718

Robert Lembersky
  Vice President                         2000        $  242,163      48,433                 --           200     $   19,182
  Merchandise Manager                    1999           221,260      22,500(5)              --            --         11,401

-----------------
(1) For fiscal 1999, $679,166 of Jay Galin's salary, $274,519 of Scott Galin's salary, $143,654 of Mr. Kaplan's salary, $109,615 of Jeffrey Galin's salary and $140,307 of Mr. Lembersky's salary was paid by G&G Shops prior to the acquisition.

(2)    Reimbursement for automobile related expenses and commuting expense.

(3) Represents personal legal fees and disbursements reimbursed in connection with the acquisition. Also includes $12,341 and $7,215 of reimbursements for automobile-related expenses and commuting expenses to Jay and Scott Galin, respectively.

(4) Includes a success fee equal to $1,378,000 in cash and a note payable by us in the amount of $272,000 for each of Jay and Scott Galin's assistance in the sale of the junior apparel retail business of G&G Shops before the acquisition. See "Item 13. Certain Relationships and Related Transactions -- Purchase of Stock in Holdings; Success Fees; Loans from Holdings."


(5) Reflects a retention bonus earned during fiscal 1999 and prior fiscal years during which the companies from which we acquired our business operated under the protection of Chapter 11 of the United States Bankruptcy Code. These bonuses were paid on or about March 15, 1999.

         The figures in the column "All Other Compensation" include premiums paid under our executive medical reimbursement plan. The plan, which is available to full-time employees at or above the assistant director level, reimburses covered employees for medical, dental, vision and deductible expenses not covered by our primary healthcare plan, which is available to all of our full-time employees. The premiums paid under the plan for the following officers in 2000 and 1999, respectively, were: Jay Galin $8,123 and $8,118; Scott Galin $8,123 and $8,118; Mr. Kaplan $4,059 and $4,059; Jeffrey Galin $1,376 and
$1,376; and Mr. Lembersky $4,059 and $4,059. Also includes contributions to the G+G Retirement Plan and Trust made for the benefit of the following officers in 2000 and 1999, respectively, as follows: Jay Galin $15,123 and $7,342; Scott Galin $15,123 and $7,342; Mr. Kaplan $15,123 and $7,342; Jeffrey Galin $15,123
and $7,342; and Mr. Lembersky $15,123 and $7,342.

         The following table sets forth information with respect to options to purchase the class A common stock of Holdings granted in fiscal 2000 to the persons named in the Summary Compensation Table.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                  INDIVIDUAL GRANTS                                          VALUE AT ASSUMED
                                  -----------------                                        ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR
                                            % OF OPTIONS                                      OPTION TERM (1)
                                             GRANTED TO          EXERCISE                 ----------------------
                                OPTIONS     EMPLOYEES IN     EXERCISE PRICE   EXPIRATION
NAME                          GRANTED (#)    FISCAL YEAR        ($/SHARE)        DATE      5% ($)        10% ($)
----------------------       ------------  --------------    ---------------  ----------  --------      --------
Jay Galin                       2,500(1)         35.7%           300.00        03/14/09    471,675     1,195,300

Scott Galin                     2,500(1)         35.7%           300.00        03/14/09    471,675     1,195,300

Michael Kaplan                    200(2)          2.9%           300.00        10/18/09     37,734        95,624

Jeffrey Galin                     150(2)          2.1%           300.00        10/18/09     28,301        71,718

Robert Lembersky                  200(2)          2.9%           300.00        10/18/09     37,734        95,624

---------------------
(1)  50% vested.  25% vests on each of 03/15/01 and 03/15/02.

(2)  One-third vests on each of 10/19/00, 10/19/01 and 10/19/02.

         The following table sets forth certain information about the exercise of options to purchase the class A common stock of Holdings and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL-YEAR-END OPTION VALUES

                                                          SHARES UNDERLYING        VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                        SHARES                             AT 01/29/00 (#)            AT 01/29/00 ($)
                      ACQUIRED ON        VALUE              EXERCISABLE/               EXERCISABLE/
     NAME             EXERCISE (#)    REALIZED ($)          UNEXERCISABLE              UNEXERCISABLE
     ----             ------------    ------------          -------------              -------------
Jay Galin                  0               0                1,250 / 1,250                  0 / 0
Scott Galin                0               0                1,250 / 1,250                  0 / 0
Michael Kaplan             0               0                    0 / 200                    0 / 0
Jeffrey Galin              0               0                    0 / 150                    0 / 0
Robert Lembersky           0               0                    0 / 200                    0 / 0


STOCK OPTION PLAN OF HOLDINGS

         Effective as of March 15, 1999, Holdings adopted a stock option plan providing for the granting of options to purchase up to 7,000 shares of its class A common stock to its employees and employees of its subsidiaries. This option plan is administered by the Board of Directors of Holdings, which is authorized under the plan to grant incentive stock options and non-qualified stock options.

         Effective as of March 15, 1999, Holdings granted non-qualified options under the plan to each of Jay Galin and Scott Galin to purchase 2,500 shares of its class A common stock, of which half are currently exercisable. Effective as of October 19, 1999, Holdings granted an aggregate of 2,000 non-qualified options under its option plan to various employees, none of which are currently exercisable. The exercise price of each of the options is $300.00 per share, and each option has a term of 10 years. The exercise price of the options exceeded the fair market value of Holdings stock on the date of grant. The stock options are non-transferrable other than by a will or the laws of descent and distribution, unless the Board of Directors of Holdings permits transfer and the transfer is described in the option instrument.

         This option plan automatically terminates on March 14, 2009, unless the Board of Directors of Holdings terminates it earlier. Termination of the option plan will not terminate any option that was granted before termination.

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

         We employ Jay Galin as the Chairman of our board and our chief executive officer under an employment agreement that expires on August 28, 2000. Under his employment agreement, Mr. Galin is entitled to receive a base salary of $1,075,000 per year. Mr. Galin is also entitled to receive a bonus under our bonus plan for senior management employees. At any time during the term of his employment agreement, Mr. Galin may, upon three months' prior written notice to us, terminate his employment agreement and enter into a three-year consulting agreement with us. The consulting agreement would require Mr. Galin to provide consulting services to us for up to half normal working time, in exchange for annual consulting fees equal to one-half of his annual salary at the time of termination of his employment agreement. See "--Our Bonus Plan."

         We employ Scott Galin as our president and chief operating officer under an employment agreement that expires on August 28, 2003. Under his employment agreement, Mr. Galin is currently to receive a base salary of $625,000 per year, that increases by $25,000 annually. Scott Galin is also entitled to receive a bonus under our bonus plan for senior management employees. In addition, in the event that Jay Galin's employment is terminated for any reason, including the exercise of his consulting option described above, Scott Galin will serve as our chief executive officer for the remaining term of his employment agreement, and his base salary initially will be increased to $750,000 per year, subject to further annual increases of $25,000. See "--Our Bonus Plan."

         If we terminate the employment of Jay Galin or Scott Galin without cause or either executive terminates his employment for good reason, as those terms are defined in the employment agreements, each of these executives will be entitled to receive the salary, bonus and benefits to which they would have been entitled for the remainder of the employment term. If the employment of Jay Galin or Scott Galin terminates upon disability, as defined in the employment agreements, each of these executives will be entitled to receive his full salary and benefits for one year and 50% of his salary and full benefits for an additional six months. Upon the death of Jay Galin or Scott Galin, we are required to pay to the designated beneficiary of each of these executives his salary and bonus for one year following his death, if we obtain key-man life insurance covering each executive at a reasonable cost. If Jay Galin exercises his consulting option described above, his consulting agreement will contain termination provisions similar to those contained in his employment agreement.

         Each employment agreement also contains covenants precluding the executive from, among other things, competing with us or soliciting our customers or employees until the earlier of the expiration of the initial term of the employment agreement or the date which is 18 months after the termination of his employment with us. If Jay Galin exercises his consulting option, his consulting agreement will contain similar covenants not to compete or solicit.

         We have also entered into separate agreements with Michael Kaplan, our Senior Vice President and Chief Financial Officer, and Jeffrey Galin, our Senior Vice President/Divisional Merchandise Manager, that provide for severance payments in the event that we terminate their employment without cause, as that term is defined in the severance agreements. These severance payments consist of the executive's base salary for one year and, if the executive elects to continue coverage under our medical insurance, the payment of a portion of the premiums for such insurance equal to the portion which would have been paid had he remained in our employ for up to one year.

OUR BONUS PLAN

         Our Board of Directors adopted a bonus plan for senior management employees that became effective on February 2, 1999. Participants in the bonus plan include Jay Galin, Scott Galin and other selected members of our senior management. Under the bonus plan, participants are eligible to receive annual cash bonuses in addition to their base salaries.

         The payment of bonus awards for each fiscal year is based upon our financial performance for the fiscal year measured by our earnings before interest, taxes, depreciation and amortization for that fiscal year. The bonus plan provides for several performance levels, each based on:

                a percentage of our projected earnings before interest, taxes, depreciation and amortization for the relevant fiscal year established by our Board of Directors; and the dollar amount of bonuses payable to participants in the bonus plan for the relevant fiscal year at the performance level.

         The dollar amount of bonus awards is based on a percentage of each participant's base salary and ranges from 0% to 40% of a participant's salary or, for Jay Galin and Scott Galin, 0% to 65% of his salary, based on the performance level that we achieve.

         The bonus plan is administered by our Board of Directors. The bonus plan may be amended or terminated at any time upon the recommendation of the Chairman of our Board and Chief Executive Officer and our President and Chief Operating Officer.

COMPENSATION OF OUR DIRECTORS

         As of the date of this report, our directors do not receive any compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Board of Directors does not have a compensation committee. Executive officer compensation is determined by the full Board of Directors which includes Jay Galin our Chairman and Chief Executive Officer and Scott Galin, our President and Chief Operating Officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Holdings owns all of our outstanding capital stock. Holdings has four authorized classes of common stock: class A, class B, class C and class D. We and Holdings are prohibited from taking certain actions without the affirmative vote or written consent of holders of a majority of the issued and outstanding shares of class B common stock. Restricted actions include, among others:

                issuance or redemption of securities;

                incurrence of indebtedness in excess of specified amounts;

                effecting a liquidation or sale of the business of G+G Retail or Holdings; or

                initiating a public offering, subject to limited exceptions.

         Except as required by the Delaware General Corporation Law, holders of class C and class D common stock do not have any voting rights. After the completion of a public offering, if at least 20% of the common stock of Holdings is listed or admitted for trading on a national securities exchange or quoted on the Nasdaq National Market, each share of class B, class C and class D common stock then issued and outstanding will automatically convert into one share of class A common stock.

         Holdings has two series of preferred stock outstanding. Holders of series A preferred stock are entitled to receive dividends at an annual rate of 15%, increasing to 17% if the triggering events specified in the certificate of incorporation of Holdings occur. Holdings is prohibited from taking specified actions without the affirmative vote or written consent of a majority of the holders of series A preferred stock. Otherwise, except as required by the Delaware General Corporation Law, holders of series A preferred stock do not have any voting rights. Series A preferred stock is exchangeable at the option of Holdings for notes containing similar terms. Holders of series B preferred stock are entitled to receive dividends at an annual rate of 17%. Except as required by the Delaware General Corporation Law, holders of series B preferred stock do not have any voting rights. The shares of series B preferred stock are exchangeable at the option of Holdings for notes containing similar terms.

         The following table contains information about the beneficial ownership of Holdings capital stock as of April 19, 2000, including ownership by:

                each person known to us to beneficially own more than 5% of the outstanding voting securities of Holdings;

                each of our directors;

                each of our five most highly compensated executive officers; and

                all of our directors and executive officers as a group.


                                                               PERCENT OF                 PERCENTAGE
                                               PERCENTAGE      VOTE OF ALL   NUMBER OF    OWNERSHIP     NUMBER OF   PERCENTAGE
                                  NUMBER OF   OWNERSHIP OF     CLASSES OF    SHARES OF   OWNERSHIP OF   SERIES OF    OWNERSHIP
                                  SHARES OF  ALL CLASSES OF      VOTING      SERIES A      SERIES A      SERIES B   OF SERIES B
                                   COMMON        COMMON          COMMON      PREFERRED    PREFERRED     PREFERRED    PREFERRED
 NAME OF BENEFICIAL OWNER           STOCK         STOCK          STOCK        STOCK         STOCK          STOCK       STOCK
 ------------------------           ------   --------------    -----------   ---------   ------------   ---------   -----------
Pegasus Related Partners, L.P.     26,723(1)      39.4%           25.2%         --            --          17,706       49.4%

Paul Gunther, as Liquidating
  Trustee under Liquidating
  Trust Agreement dated as of
  December 18, 1998                15,000(2)      30.0%            --           --            --            --          --

Cerbus G&G Company, L.L.C.         14,000(3)      21.9%            --         21,856         100%           --          --

Pegasus G&G Retail, L.P.           11,924(4)      20.6%           11.4%         --            --           8,009       22.3%

Pegasus Partners, L.P.             10,276(5)      18.1%            9.7%         --            --           6,807       19.0%

Jay Galin                           8,090(6)      15.8%           22.3%         --            --            --          --

Scott Galin                         8,090(6)      15.8%           22.3%         --            --            --          --

Pegasus G&G Retail II, L.P.         4,977(7)       9.3%            4.8%         --            --           3,344        9.3%

Donald D. Shack                        20(8)        *               *           --            --            --          --

Craig Cogut                        53,900(9)      62.7%           51.1%         --            --          35,866        100%

Lenard Tessler                       --            --              --           --            --            --          --

Michael Kaplan                        675(10)      1.4%            1.9%         --            --            --          --

Jeffrey Galin                       1,420(11)      2.8%            4.1%         --            --            --          --

Robert Tinbergen                      225(12)       *               *           --            --            --          --

James R. Dodd                         150(8)        *               *           --            --            --          --

All directors and executive
  officers as a group
  (9 individuals)                  72,570(13)     82.0%           97.5%         --            --          35,866        100%

----------------
     *  Less than 1%.

   (1) Includes 8,837 class B shares, representing 49.4% of the outstanding class B shares and warrants to purchase 17,886.14 class D shares. The address of this stockholder is 99 River Road, Cos Cob, Connecticut 06807.

  (2) 100% of the outstanding class C shares. These were issued to G&G Shops in connection with the acquisition and transferred to the liquidating trustee in the bankruptcy proceedings for Petrie Retail and its subsidiaries. The address of this stockholder is Franklin 145 Corp., c/o Paul Gunther.

  (3) Warrants to purchase class D shares. The address of this stockholder is c/o Cerberus Partners, 450 Park Avenue, 28th Floor, New York, New York 10022.

  (4) Includes 3,997 class B shares, representing 22.3% of the outstanding class B shares, and warrants to purchase 7,927 class D shares. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

  (5) Includes 3,398 class B shares, representing 19.0% of the outstanding class B shares, and warrants to purchase 6,878 class D shares. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

  (6) 44.1% beneficial interest in the class A shares. Includes vested options to purchase 1,250 class A shares. The address of this stockholder is c/o G+G Retail, Inc., 520 Eighth Avenue, New York, New York 10018.

  (7) Includes 1,668 class B shares, representing 9.3% of the outstanding class B shares, and warrants to purchase 3,309 shares of class D common stock. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

  (8)   Class A common stock.

  (9) Mr. Cogut may be deemed to own beneficially 17,900 (100%) of the class B shares, warrants to purchase 36,000 class D shares and 35,866.347shares of series B preferred stock through his indirect ownership interest in Pegasus Partners, L.P., Pegasus Related Partners, L.P., Pegasus G&G Retail, L.P. and Pegasus G&G Retail II, L.P. Mr. Cogut beneficially owns 100% of the issued and outstanding capital stock of Pegasus Investors GP, Inc., a Delaware corporation that is the general partner of Pegasus Investors. Pegasus Investors is the general partner of each of Pegasus Partners and Pegasus Related Partners. Pegasus Partners and Pegasus Related Partners collectively own 100% of the issued and outstanding capital stock of Pegasus G&G Retail GP, Inc., a Delaware corporation that is the general partner of each of Pegasus G&G Retail and Pegasus G&G Retail II. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

 (10)   Represents 3.9% of the outstanding class A shares.

 (11)   Represents 8.3%        of the outstanding class A shares.

 (12)   Represents 1.3%  of the outstanding class A shares.

 (13) Includes the shares beneficially owned by Mr. Cogut, as described in note (9) above, an aggregate of 36,000 warrants to purchase class D shares and 2,500 vested options to purchase class A shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Donald D. Shack, a member of our Board of Directors, is a shareholder and a director of the law firm of Shack & Siegel, P.C., to which our company paid $657,491 in legal fees in calendar year 2000.

               From January 31, 1999 to April 19, 2000, Pegasus Related Partners, L.P., Pegasus G+G Retail, L.P., and Pegasus Partners L.P., each affiliates of Pegasus Investors, have received in the aggregate an additional 4,896,361 shares of series B preferred stock of Holdings as dividends on series B preferred stock that they hold. The class B common stock of Holdings owned by the affiliates of Pegasus Investors represents approximately 51.1% of the voting common equity of Holdings outstanding on April 19, 2000, or 48.7%, assuming the exercise of stock options that were exercisable as of April 19, 2000. As a result of their ownership of Holdings, the affiliates of Pegasus Investors have the ability to determine the outcome of most corporate actions that are required to be submitted to Holdings stockholders, other than, currently, the election of a majority of the Board of Directors of Holdings. In addition, as holders of class B common stock of Holdings, the affiliates of Pegasus Investors have special veto rights which allow them to control the timing and occurrence of a number of major corporate transactions by us and Holdings. Craig Cogut, a director of our company and of Holdings, has a 100% indirect ownership interest in each of the affiliates of Pegasus Investors. Lenard Tessler, a director of G+G Retail and Holdings, is a principal of TGV Partners. TGV Partners and its affiliates hold limited partnership interests in Pegasus G&G Retail and Pegasus G&G Retail II. Pegasus G&G Retail and Pegasus G&G Retail II own 31.6% and 31.2%, respectively, of the shares and warrants to purchase shares of Holdings held by the affiliates of Pegasus Investors described above. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Under the limited partnership agreement of Pegasus G&G Retail, in the event that Holdings has not consummated an initial public offering of its common stock on or prior to August 28, 2003, TGV Partners may require Pegasus G&G Retail to exercise its demand registration rights that are described below.

     In connection with the acquisition, some of our executive officers purchased class A common stock including Michael Kaplan who purchased 600 shares for a purchase price of $70,813 and Jeffrey Galin who purchased 840 shares for a purchase price of $99,138. During fiscal 2000, Mr. Kaplan purchased 75 additional shares of class A common stock for a purchase price of $8,851.50.

     To fund their purchases of stock, each of these officers borrowed from Holdings, on a full recourse basis, the total purchase price of the stock purchased, less the $0.001 par value of the stock that was paid in cash. The total principal amount of each officer's loan is due on the earlier of the fifth anniversary of the date of the loan or 30 days following the date on which the officer is no longer an officer of Holdings or any of its subsidiaries. The outstanding principal amount of each loan bears interest at the prime rate announced in New York City by Citibank, N.A. from time to time, payable on a quarterly basis. Each of these loans is secured by a pledge of the purchased stock.

Stockholder Agreements

     Affiliates of Pegasus Investors are parties to a stockholders agreement with a number of management stockholders of Holdings, including Jay and Scott Galin. Under the stockholders agreement, each management stockholder is prohibited from transferring class A common stock of Holdings on or before August 28, 2002 without the consent of holders of a majority of the outstanding class A and class B common stock, except in limited circumstances. After August 28, 2002, all transfers of class A common stock by management stockholders are subject to a right of first refusal in favor of Holdings and the affiliates of Pegasus Investors. In addition, if the affiliates of Pegasus Investors propose to sell at least 80% of the common equity of Holdings that they hold, the management stockholders may be required by the affiliates of Pegasus Investors to sell shares of class A common stock in the same sale to the same purchaser on the same terms. Furthermore, if one or more of the affiliates of Pegasus Investors proposes to sell at least 5% of the common equity of Holdings, the management stockholders will be entitled to sell the same percentage of their shares of class A common stock in the same sale and on the same terms.

     Holdings has granted to the affiliates of Pegasus Investors preemptive rights in connection with equity issuances by Holdings, with limited exceptions. Holdings has also granted to the affiliates of Pegasus Investors and the management stockholders demandand piggyback registration rights. Affiliates of Pegasus Investors or our management stockholders who hold at least 33% of outstanding class B common stock of Holdings are entitled to demand registration of their shares after the consummation of a qualified public offering, which means a public offering of a class of common stock of which at least 20% of the then outstanding shares are publicly held and which is listed or admitted for trading on a national securities exchange or quoted on the Nasdaq National Market. The affiliates of Pegasus Investors who hold at least 33% of the outstanding class B common stock of Holdings are also entitled to demand registration of their shares beginning on August 28, 2002. Any demand registration must be reasonably expected to yield aggregate gross proceeds of at least $20,000,000 to the stockholders exercising their registration rights. The affiliates of Pegasus Investors as a group are entitled to two demand registrations, and the management stockholders as a group are entitledto one demand registration. The affiliates of Pegasus Investors and the management stockholders are each entitled to piggyback registration rights in connection with any registration statement filed by Holdings, with limited exceptions.

     In addition to their rights to elect directors, under the stockholders agreement, the affiliates of Pegasus Investors may have the right to appoint an observer for meetings of the Board of Directors of Holdings. See "Item 10. Directors and Executive Officers of the Registrant--Board of Directors."

     Under the stockholders agreement, if we terminate any management stockholder's employment for cause or if any management stockholder terminates his employment without good reason, each of Holdings and the affiliates of Pegasus Investors has the right to purchase the relevant management stockholder's shares of class A common stock of Holdings at the lower of the management stockholder's initial purchase price per share or the fair market value per share on the effective date of termination. The right to purchase Jay Galin's shares terminates upon the earlier of the consummation of a qualified public offering or August 28, 2000. The right to purchase Scott Galin's shares terminates upon the earlier of the consummation of a qualified public offering or August 28, 2003. The right to purchase shares of other management stockholders terminates upon the consummation of a qualified public offering.

     The affiliates of Pegasus Investors and Holdings are also parties to a stockholders agreement with us that requires us and our permitted assigns to first offer to sell to Holdings and the affiliates of Pegasus Investors, on specified terms, any class C common stock of Holdings that we and our permitted assigns, as class C holders, desire to sell. If Holdings and the affiliates of Pegasus Investors do not elect to purchase the shares, the class C holders may sell them to a third party on terms no more favorable than the terms proposed to Holdings and the affiliates of Pegasus Investors. If the proposed third party purchaser is primarily in the retail apparel business but not primarily in the girls' and/or women's retail apparel business, the class C holders must again offer to sell the shares to Holdings and the affiliates of Pegasus Investors. If Holdings and the affiliates of Pegasus Investors again elect not to purchase the shares, the class C holders may sell them to the proposed third party on terms no more favorable than the proposed terms.

     If the affiliates of Pegasus Investors propose to sell at least 50% of the common equity of Holdings that they hold, they may require the class C holders to sell Holdings class C common stock in the same sale to the same purchaser on the same terms. In addition, if one or more of the affiliates of Pegasus Investors proposes to sell at least 15% of the common equity of Holdings, class C holders are entitled to sell the same percentage of their class C common stock in the same sale and on the same terms.

     Class C holders are also entitled to certain demand and piggyback registration rights. Subject to specified limitations, holders of at least 50% of outstanding class C common stock are entitled to demand registration of their shares following the earlier tooccur of a qualified public offering or August 28, 2003. The class C holders as a group are entitled to one demand registration and piggyback registration right in connection with any registration statement that is filed by Holdings, with limited exceptions.

     In connection with any initial public offering by Holdings, class C holders are entitled to include on a priority basis in the registration up to one-third of the registrable shares that they hold, with some limitations. In addition, Holdings may not, without the consent of holders of a majority of its class C common stock, grant any demand or piggyback registration rights that have priority over or are inconsistent with the registration rights granted to class C holders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Statements" on page F-1.

         (2) Financial Statement Schedule. No financial statement schedules are required under applicable SEC rules, or the required information is included in the financial statements or notes thereto and, therefore, have been omitted.

         (3)  Exhibits.


     Exhibit No.  Description
     -----------  -----------

     2.01         Asset Purchase Agreement, dated as of July 6, 1998, among G&G
                  Shops, Inc., the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail, Inc. named therein, PSL, Inc.
                  and G+G Retail, Inc. (the "Acquisition Agreement").(1)

     2.02         Amendment No. 1 to the Acquisition Agreement, dated as of July
                  27, 1998.(1)

     2.03         Amendment to the Acquisition Agreement, dated August 24,
                  1998.(1)

     3.01         Certificate of Incorporation of G+G Retail.(1)

     3.02         Amended and Restated By-Laws of G+G Retail.(1)

     4.01         Indenture, dated as of May 17, 1999, by and between G+G
                  Retail, as issuer, and U.S. Bank Trust National Association, as trustee.(1)

     4.02         Form of 11% Senior Note due 2006 of G+G Retail.(1)

     4.03         A/B Exchange Registration Rights Agreement, dated as of May
                  17, 1999, by and between G+G Retail and U.S. Bancorp Libra.(1)

     10.01        Agreement of Lease, dated November 28, 1988, between Hartz
                  83rd Street Associates and G&G Shops of Woodbridge, Inc. (the
                  "1988 Lease").(1)

     10.02        Lease Addendum, dated April 10, 1990, to the 1988 Lease.(1)

     10.03 Second Lease Modification Agreement, dated February 24, 1994, to the 1988 Lease(1)

     10.04 Notification Letter, dated November 20, 1995, re: assignment of landlord's interest under the 1988 Lease.(1)

     10.05        Assignment and Assumption Agreement, dated as of August 28,
                  1998, by and among G&G Shops, the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail named therein, PSL and G+G Retail.(1)

     10.06 Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Jay Galin.(1)

     10.07 Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Scott Galin.(1)

     10.08        Letter Agreement, dated October 12, 1998, by and between G+G
                  Retail and Michael Kaplan.(1)

     10.09        Letter Agreement, dated October 12, 1998, by and between G+G
                  Retail and Jeffrey Galin.(1)

     10.10 Loan and Security Agreement, dated October 30, 1998, by and between Congress Financial Corporation, G+G Retail and the additional parties thereto.(1)

     10.11        Amendment No. 1 to Employment Agreement, dated as of November
                  30, 1998, by and between G+G Retail and Jay Galin.(1)

     10.12        Amendment No. 1 to Employment Agreement, dated as of November
                  30, 1998, by and between G+G Retail and Scott Galin.(1)

     10.13 Bonus Plan for Senior Management Employees of G+G Retail, effective February 2, 1999.(1)

     10.14        NCR Corporation Master Agreement, effective as of February 9,
                  1999, between NCR Corporation and G+G Retail.(1)

     10.15        Discount Addendum, effective as of February 26, 1999, between
                  NCR Corporation and G+G Retail. Portions of this exhibit have been omitted pursuant to an order of confidential treatment granted by the Securities and Exchange Commission.(1)

     10.16 G&G Retail Holdings, Inc. 1999 Stock Option Plan, effective as of March 15, 1999.(1)

     10.17 Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and Jay Galin.(1)

     10.18 Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and Scott Galin.(1)




     10.19        Service Agreement, dated April 1, 1999, between G+G Retail and
                  G&G Retail of Puerto Rico, Inc.(1)

     10.20 Master Lease Purchase Agreement, dated as of May 4, 1999, by and between Chase Equipment Leasing, Inc. and G+G Retail.(1)

     10.21        Addendum to Master Lease Purchase Agreement, effective as of
                  May 4, 1999, by and between Chase Equipment Leasing and G+G
                  Retail.(1)

     10.22        Form of Exchange Agent Agreement between U.S. Bank Trust
                  National Association, as exchange agent, and G+G Retail.(1)

     10.23        Letter agreement, dated January 18, 2000, amending Employment
                  Agreement between G+G Retail and Scott Galin.

     21.01        Subsidiaries of G+G Retail, Inc.(1)

     27.01        Financial data schedule.



-------------------
(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

        (b) Reports on Form 8-K.

              We did not file any Reports on Form 8-K during the quarter ended January 29, 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----
G+G RETAIL, INC.

Report of Independent Auditors...............................................................F-2

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999......................F-3

Consolidated Statements of Income for the Year ended January 29, 2000 and the
Five Months Ended January 30, 1999...........................................................F-4

Consolidated Statements of Stockholder's Equity the Year ended January 29, 2000 and for the Five Months Ended January 30, 1999...................................................F-5

Consolidated Statements of Cash Flows for the Year ended January 29, 2000 and the
Five Months Ended January 30, 1999...........................................................F-6

Notes to Consolidated Financial Statements...................................................F-7


G&G SHOPS, INC.

Report of Independent Auditors..............................................................F-22

Combined Statements of Income for the Seven Months Ended August 28, 1998 and
for the Year Ended January 31, 1998.........................................................F-23

Combined Statements of Shareholder's Deficit for the Seven Months Ended
August 28, 1998 and for the Year  Ended January 31, 1998....................................F-24

Combined Statements of Cash Flows for the Seven Months Ended August 28, 1998
and for the Year Ended January 31, 1998.....................................................F-25

Notes to Combined Financial Statements......................................................F-26


                         Report of Independent Auditors

The Board of Directors
G+G Retail, Inc.

We have audited the accompanying consolidated balance sheets of G+G Retail, Inc. and its subsidiary (collectively, the "Company") as of January 29, 2000 and January 30, 1999 and the related consolidated statements of income, stockholder's equity and cash flows for the year ended January 29, 2000 and the five months ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 29, 2000 and January 30, 1999 and the consolidated results of its operations and its cash flows for the year ended January 29, 2000 and the five months ended January 30, 1999, in conformity with accounting principles generally accepted in the United States.



                                                 /s/ ERNST & YOUNG LLP


Metro Park, New Jersey
March 10, 2000

                                G+G Retail, Inc.

                           Consolidated Balance Sheets
                                 (In Thousands)


                                                              JANUARY          JANUARY
                                                             29, 2000          30, 1999
                                                            ------------      -----------
ASSETS
Current assets:
   Cash and short-term investments                              $ 19,093         $ 13,129
   Accounts receivable                                               723              718
   Merchandise inventories                                        12,868           12,578
   Prepaid expenses                                                  712              794
   Deferred tax assets                                               504              645
                                                          ----------------------------------
Total current assets                                              33,900           27,864

Property and equipment, net                                       34,938           22,560
Intangible assets, net                                           116,816          116,625
Deferred tax assets                                                  863              410
Other assets                                                         225              205
                                                          ----------------------------------
Total assets                                                    $186,742         $167,664
                                                          ==================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                             $  9,721         $ 10,362
   Accrued expenses                                               12,915           13,531
   Accrued interest                                                2,517              600
   Income taxes payable                                            3,250            1,330
   Current portion of capital lease                                  385               --
                                                          ----------------------------------
Total current liabilities                                         28,788           25,823

Capital lease                                                      1,747               --
Long-term debt                                                    99,733           90,000
                                                          ----------------------------------
Total liabilities                                                130,268          115,823

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000
     shares authorized, 10 shares issued and outstanding              --               --
   Additional paid-in capital                                     50,298           49,828
   Retained earnings                                               6,176            2,013
                                                          ----------------------------------
Total stockholder's equity                                        56,474           51,841
                                                          ----------------------------------
Total liabilities and stockholder's equity                      $186,742         $167,664
                                                          ==================================



See accompanying notes.

                                  G+G Retail, Inc.

                         Consolidated Statements of Income
                                   (In Thousands)


                                                         YEAR ENDED    FIVE MONTHS ENDED
                                                           JANUARY          JANUARY
                                                          29, 2000          30, 1999
                                                   ------------------------------------
Net sales                                                 $318,506         $131,567
Cost of sales (including occupancy costs)                  196,330           79,267
Selling, general, administrative and buying                 89,352           36,170
Depreciation and amortization                               11,800            5,141
                                                   ------------------------------------
Operating income                                            21,024           10,989
Interest expense                                            13,513            7,520
Interest income                                                530              125
                                                   ------------------------------------
Income before provision for income taxes and
  extraordinary loss                                         8,041            3,594
Provision for income taxes                                   3,428            1,581
                                                   ------------------------------------
Income before extraordinary loss                             4,613            2,013

Extraordinary loss, net of $354,000 of income
   taxes                                                      (450)             --
                                                   ------------------------------------
Net income                                                $  4,163         $  2,013
                                                   ====================================


See accompanying notes.

                                       G+G Retail, Inc.

                        Consolidated Statements of Stockholder's Equity
                                       (In Thousands)

                                 Year ended January 29, 2000 and
                                five months ended January 30, 1999

                                                         ADDITIONAL                           TOTAL
                                         COMMON           PAID-IN      RETAINED EARNINGS  STOCKHOLDER'S
                                          STOCK           CAPITAL                             EQUITY
                                    -----------------------------------------------------------------------
Balance--August 28, 1998               $     --             $  --             $  --           $ --
  Capital contribution, net                                  49,828                            49,828
  Net income                                                                   2,013            2,013
                                    -----------------------------------------------------------------------
Balance--January 30, 1999                    --              49,828            2,013           51,841
  Value of warrants                                             470                               470
  Net income                                                                   4,163            4,163
                                    -----------------------------------------------------------------------
Balance--January 29, 2000              $     --             $50,298           $6,176          $56,474
                                    =======================================================================


See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                YEAR ENDED      FIVE MONTHS ENDED
                                                                  JANUARY            JANUARY
                                                                  29, 2000          30, 1999
                                                              ------------------------------------
OPERATING ACTIVITIES
Net income                                                        $     4,163      $     2,013
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                      11,800            5,141
    Amortization of debt issue costs                                    1,790            1,104
    Write-off of deferred financing costs                                  --              390
    Extraordinary loss, net of income tax                                 450               --
    Deferred income taxes                                                (312)            (340)
    Changes in assets and liabilities:
     Accounts receivable, prepaid expenses and other assets                57           (1,231)
     Merchandise inventories                                             (290)           6,124
     Accounts payable, accrued expenses and accrued interest              660           (2,588)
     Income taxes payable                                               2,274            1,330
                                                              ------------------------------------
Net cash provided by operating activities                              20,592           11,943

INVESTING ACTIVITIES
Capital expenditures, net                                             (20,625)          (2,779)
Acquisition of business, net of cash acquired                              --         (132,000)
Payment of acquisition costs                                               --           (2,879)
                                                              ------------------------------------
Net cash used in investing activities                                 (20,625)        (137,658)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                107,000               --
Proceeds from senior bridge note                                           --           90,000
Proceeds from note payable                                                 --            5,000
Proceeds from initial capital contribution                                 --           50,528
Proceeds from capital lease                                             2,186               --
Payment of senior bridge note                                         (90,000)              --
Payment of note payable                                                    --           (5,000)
Original issue discount on senior notes                                (7,340)              --
Payment of debt issuance costs                                         (5,795)          (2,759)
Payment on behalf of Holdings                                              --             (700)
Payment of capital lease                                                  (54)              --
                                                              ------------------------------------
Net cash provided by financing activities                               5,997          137,069
                                                              ------------------------------------
Net increase in cash and short-term investments                         5,964           11,354
Cash and short-term investments, beginning of period                   13,129            1,775
                                                              ------------------------------------
Cash and short-term investments, end of period                    $    19,093      $    13,129
                                                              ====================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
   Interest                                                       $     9,806      $     5,381
                                                              ====================================
   Income taxes                                                   $     1,508      $       570
                                                              ====================================

See accompanying notes.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


1.  ORGANIZATION AND BUSINESS

G+G Retail, Inc. ("G+G" or the "Company") was incorporated on June 26, 1998. On August 28, 1998, G&G Retail Holdings, Inc. ("Holdings" or the "Parent") made a capital contribution to the Company in the amount of $50.5 million in exchange for 100% of G+G's outstanding common stock. Concurrently with such contribution to capital, the Company made a payment on behalf of the Parent in the amount of $700,000. Simultaneous with the initial capital contribution, the Company acquired (the "Acquisition") substantially all of the assets and certain liabilities of G & G Shops, Inc. ("G & G Shops" or the "Predecessor") and certain other subsidiaries of Petrie Retail, Inc. ("Petrie") from Petrie. The Acquisition was accounted for as a purchase; accordingly, the accompanying consolidated balance sheets reflect the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (Note 3). The purchase price totaled $133.1 million, consisting of net cash of $132.0 million and the issuance of 15,000 shares of Class C non-voting common stock of Holdings valued at $1.1 million. The Company also assumed liabilities of $23.3 million in the Acquisition. In addition, the Company incurred Acquisition-related costs of approximately $2.8 million. Holdings has no operations other than owning all of the capital stock of the Company and is dependent on the cash flows from the Company to meet its obligations, including with respect to the mandatory redeemable preferred stock due 2008.

Prior to August 28, 1998, G+G's business was conducted by G & G Shops, a wholly-owned subsidiary of Petrie, and certain other subsidiaries of Petrie. As part of the Acquisition, 15,000 shares of Class C, non-voting common stock of Holdings were issued to the Predecessor. These shares, which represent 15% of Holdings common stock on a fully-diluted basis, were transferred to the liquidating trustee who oversees the bankruptcy proceedings for Petrie and its subsidiaries in connection with the confirmation of Petrie's plan of reorganization.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying financial statements include the consolidated operations of G+G and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF BUSINESS

The Company owns and operates a chain of young women's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

Short-term investments of $17.8 million and $11.6 million at January 29, 2000 and January 30, 1999, respectively, consist of time deposits, U.S. treasury money market funds, and commercial paper of less than ninety days maturity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to certain accounts, such as inventory, accounts receivable, income taxes and various other reserves, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF RISK

The Company operates a distribution center that depends on employees under a collective bargaining agreement with a union. Historically, the Company has not experienced labor disruptions as a result of disputes with its union workers.

The Company has significant merchandise purchases from vendors who utilize factors. Approximately 29% of the Company's merchandise purchases are from three vendors. In addition, approximately 19% of the stores are leased from a single landlord.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest January 31 and consists of 52 or 53 weeks. The fiscal year that ended January 29, 2000 consisted of fifty-two weeks and the fiscal period ended January 30, 1999 began on August 29, 1998 and consisted of twenty-two weeks.

INVENTORIES

Merchandise inventories, which consist of finished goods, are valued at the lower of cost as determined by the retail inventory method (average cost basis) or market.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed by the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold costs, interests and improvements    Term of lease or 10 years, whichever is less,
                                               straight-line

Store fixtures and equipment                   1 to 10 years, straight-line


DEFERRED FINANCING COSTS

The Company capitalizes debt issuance costs. Such costs are amortized over the lives of the related debt.

INTANGIBLE ASSETS

Excess of cost over net assets acquired (i.e., goodwill and trademarks) is being amortized on the straight-line method over thirty years. The Company assesses the recoverability of these intangible assets at each balance sheet date by determining whether the amortization of the balance of the intangibles over their remaining useful life can be recovered through projected undiscounted future operating cash flows.

LONG-LIVED ASSETS

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of long-lived assets is reduced by the difference between the carrying amount and estimated fair value. No impairment losses on long-lived assets were required for the year ended January 29, 2000 or the five months ended January 30, 1999.

RENTAL EXPENSE

Rental escalations are averaged over the term of the related lease in order to provide level recognition of rental expense. Rent concessions received from landlords are recognized on a straight-line basis over the remaining term of the respective lease agreements.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for by the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the current enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

Retail merchandise sales are recognized at the point of sale. A reserve is provided for projected returns based on prior experience. Income from layaway sales is recognized after final payment from the customer has been received.

PREOPENING COSTS

Store opening costs are charged to operations as incurred.

ADVERTISING AND PROMOTION

All costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $2.0 million and $928,000 for the year ended January 29, 2000 and the five months ended January 30, 1999, respectively.

VENDOR ALLOWANCES

Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors. These allowances are recorded as a reduction of cost of sales.

RECLASSIFICATION

Certain fiscal 1999 balances have been reclassified to conform with current year presentation.

SEGMENTS REPORTING

In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS 14, Financial Reporting for Segments

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of a Business Enterprise. The adoption of SFAS 131 did not affect the results of the Company's operation or financial position.

The Company operates a chain of 456 young women's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands. Primarily all of the 456 stores are mall based and the customers served are young women principally between the ages of thirteen and nineteen years old. All of the Company's merchandise is distributed to its stores from the same distribution center.

The Company conducts business in one operating segment. The Company determined its operating segment based on individual stores that the chief operating decision maker reviews for purposes of assessing performance and making operational decisions. These individual operations have been aggregated into one segment because the Company believes it helps the users to understand the Company's performance. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution network.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact, if any, on its financial statements.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)



3.  ACQUISITION

On August 28, 1998, senior management of the Predecessor, in conjunction with an investor group, acquired from Petrie substantially all of the assets and certain of the liabilities of G & G Shops and certain other subsidiaries of Petrie. The Company accounted for the Acquisition as a purchase. Accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition as follows (in thousands):

Fair value of assets acquired:
   Current assets, excluding cash                                           $  19,323
   Property, plant and equipment                                               23,280
   Purchase price in excess of net assets acquired                            116,633
Less liabilities assumed:
   Accounts payable and accrued expenses                                      (23,257)
Less common stock paid to the seller:
   Class C common stock of Holdings                                            (1,100)
                                                                            -----------
Net cash paid (including acquisition costs of $2,879)                        $134,879
                                                                            ===========


The unaudited pro forma results, which assumed that the consummation of the Acquisition and the $107.0 million debt offering (Note 6) had occurred on February 1, 1999 and 1998, are as follows (in thousands):

                                                                            FISCAL
                                                              ------------------------------------
                                                                     1999             1998
                                                              ------------------------------------

Net sales                                                            $294,390          $286,938
Net income                                                              1,652             4,417



The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)




4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                                     JANUARY          JANUARY
                                                                    29, 2000          30, 1999
                                                                ------------------------------------

Leasehold costs, improvements, interests and store fixtures and
  equipment                                                        $    46,348          $26,059
Less accumulated depreciation and amortization                         (11,410)          (3,499)
                                                                ------------------------------------
                                                                   $    34,938          $22,560
                                                                ====================================



5.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                     JANUARY          JANUARY
                                                                    29, 2000          30, 1999
                                                                ------------------------------------

Goodwill                                                            $    65,138        $  64,833
Trademarks                                                               51,800           51,800
Deferred financing                                                        6,144            2,759
Less accumulated amortization                                            (6,266)          (2,767)
                                                                ------------------------------------
                                                                       $116,816         $116,625
                                                                ====================================


Included in deferred financing is $5.8 million of fees associated with the $107.0 million Senior Notes which is being amortized over seven years. Additionally, amortization of the original issue discount and the warrants associated with the Senior Notes totaled approximately $540,000 for fiscal 2000 and is included in interest expense in the accompanying consolidated statements of income.

Amortization of deferred financing costs, which is included in interest expense in the consolidated statements of income, totaled approximately $1.2 million and $1.1 million for the year ended January 29, 2000 and the five months ended January 30, 1999, respectively. Also included in interest expense for the five months ended January 30, 1999 was the $390,000 write-off of deferred financing costs associated with the termination of the Loan and Security Agreement (see
Note 6).

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


6.  LONG-TERM DEBT

On August 28, 1998, in connection with the Acquisition, the Company entered into a Loan Agreement (the "Loan Agreement") which, subject to the terms and conditions thereof, provided the Company with $90 million of financing (the "Loan").

Outstanding borrowings under the Loan Agreement had interest per annum at LIBOR (5.6% at January 30, 1999), plus 600 basis points, and were guaranteed by Holdings.

The Loan Agreement contained customary covenants including limitations on change of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions and capital expenditures. The formation of G&G Retail of Puerto Rico, Inc., the Company's Puerto Rican service subsidiary, caused technical defaults under the Loan Agreement. The Company obtained waivers with respect to such technical defaults.

Interest, which was payable monthly, totaled approximately $3.0 million in fiscal 2000 and $4.4 million in fiscal 1999. An additional fee equal to 1% of the aggregate unpaid principal amount of the Loan was payable on a quarterly basis and totaled approximately $300,000 in fiscal 2000 and $1.5 million in fiscal 1999. The carrying amount of the Loan approximated fair value at January 30, 1999.

On May 17, 1999, the Company and Holdings completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes due May 15, 2006 of the Company with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting Class D Common Stock of Holdings at an exercise price of $.01 per share. The warrants were valued at $470,000, using the Black-Scholes Option Valuation Model, which assumed a risk-free interest rate of 4.6% and a volatility factor of 15%. The net proceeds from the placement were $93.9 million after deducting the original issue discount of $7.3 million and $5.8 million of fees. The net proceeds were used to repay the Loan and the balance of the net proceeds were used for general corporate purposes. The carrying amount of the Senior Notes approximated fair value at January 29, 2000. The unamortized finance fees of $450,000 (net of income taxes of $354,000) related to the Loan were written-off as an extraordinary loss in the consolidated statements of income for the year ended January 29, 2000.

On November 2, 1999, the private placement units were exchanged for notes that are freely tradeable.

Before May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the cash proceeds of a public offering by the Company or Holdings at a redemption price of 111% of the principal amount of the notes, plus accrued and unpaid interest

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)



6.  LONG-TERM DEBT (CONTINUED)

and any liquidated damages. On or after May 15, 2003, the Company may redeem all or a part of the Senior Notes as follows: from May 15, 2003 through May 14, 2004 at 105.50% of their principal amount; from May 15, 2004 through May 14, 2005 at 102.75% of their principal amount and on and after May 15, 2005 at 100.00% of their principal amount, in each case in addition to accrued and unpaid interest and any liquidated damages.

Each of the Company's domestic subsidiaries (other than subsidiaries which the Company may designate as unrestricted) is required to guarantee, on a senior but unsecured basis, the Company's obligations under the Senior Notes. Currently, the Company has only one subsidiary, G & G Retail of Puerto Rico, Inc., which is an inactive foreign subsidiary and is not a guarantor. Each subsidiary guarantor's obligations under its guarantee will be limited to the extent necessary to prevent that guarantee from being a fraudulent conveyance under applicable law. All subsidiary guarantors will be limited in their ability to sell or otherwise dispose of all or substantially all of their assets to, or consolidate with or merge with or into, a person other than the Company or another subsidiary guarantor. Subsidiary guarantees may be released under limited circumstances.

Any Class D Common Stock of Holdings outstanding will be automatically converted into one class of voting common stock upon the consummation of an initial public offering which results in at least 20% of Holdings' common stock becoming publicly traded ("IPO"). The warrants will expire upon the earlier of the consummation of an IPO (as defined) or ten years from the date of issuance.

NOTES PAYABLE

On August 28, 1998, the Company entered into a Loan and Security Agreement (the "Facility") which provided for the extension of credit up to $10.0 million, plus 50% of the aggregate cost or market of inventory, not to exceed $5.0 million of additional borrowings, as defined therein. Interest on the Facility accrued at a per annum rate at LIBOR, plus 500 basis points which approximated the weighted average rate on the outstanding borrowings for the period.

On October 30, 1998, the Company entered into a new Loan and Security Agreement (the "New Facility") which replaced the Facility. The New Facility, which expires in October 2001, provides, subject to the terms and conditions thereof, for the extension of credit subject to eligible inventory (as defined therein) not to exceed $20.0 million, of which $10.0 million can be used for letters of credit. There were no borrowings under the New Facility outstanding at January 29, 2000 and January 30, 1999.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)

6.  LONG-TERM DEBT (CONTINUED)

Interest on amounts advanced under the New Facility accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (8.5% at January 29, 2000). Outstanding letters of credit under the New Facility totaled approximately $840,000 and $640,000 at January 29, 2000 and January 30, 1999, respectively.

The New Facility contains a minimum tangible net worth covenant and other customary covenants including limitations on change of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. The New Facility also contains customary events of default including defaults on the Company's other indebtedness (which includes the Loan). The formation of G & G Retail of Puerto Rico, Inc., the Company's Puerto Rican service subsidiary, caused technical defaults under the New Facility. The Company has obtained waivers with respect to such technical defaults.

The Company's obligations under the New Facility are secured by a lien on all or substantially all of the Company's assets.

If the New Facility is terminated prior to the stated maturity, a termination fee is payable. The fee payable for termination on or prior to October 2000 would be $100,000 and prior to October 2001 would be approximately $67,000.

In connection with the termination of the Facility, the Company wrote off approximately $390,000 in deferred financing costs, which is included in interest expense in the consolidated statements of income for the 5 months ended January 30, 1999.

7.  STOCK OPTION PLAN

Effective March 15, 1999, Holdings adopted its 1999 Stock Option Plan (the "Option Plan") which provides for the granting of options to purchase shares of its Class A Common Stock to its employees and employees of its subsidiaries including the Company. The Option Plan is administered by the Board of Directors of Holdings which is authorized to grant incentive stock options and/or non-qualified stock options to purchase up to 7,000 shares of Class A Common Stock. On March 15, 1999, Holdings granted under the Option Plan, ten year options to purchase 5,000 shares of its Class A Common Stock at an exercise price of $300 per share of which 1,250 shares became immediately exercisable and the remaining 3,750 shares vest equally over the three years following the date of grant. On October 19, 1999, Holdings granted under the Option Plan, ten year options to purchase 2,000 shares of its Class A Common Stock at an exercise price of $300 per share, none of which are currently exercisable and vest equally over the three years following the date of grant. The option prices exceeded the fair market value of Holdings common stock on the date of grant.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)

8.  RELATED PARTY TRANSACTIONS

In connection with the closing of the Acquisition, an indirect investor in Holdings earned a closing fee in the amount of $1,250,000 ($1,000,000 of this fee was paid at closing and $160,000 and $90,000 were paid during fiscal 2000 and 1999, respectively). The closing fee constituted consideration for financial advisory services in connection with the Acquisition and is included in the calculation of goodwill. Additional fees totaling approximately $2.1 million were paid to U.S. Bancorp Libra ("Libra"), investment banking advisors who have an indirect ownership interest in Holdings. Of this amount, $1.4 million was paid to Libra in connection with the $90.0 million loan obtained on August 28, 1998 and included in deferred financing costs which are amortized over the twelve month life of the loan. The remaining $700,000 was paid to Libra by the Company on behalf of Holdings in connection with the issuance of preferred stock by Holdings (Note 1).

In connection with the private placement of the units on May 17, 1999, the Company paid Pegasus Investors L.P., affiliates of which are stockholders of Holdings and directors of Holdings and the Company, a $1.0 million fee in consideration for financial advisory services provided by Pegasus Investors L.P. to the Company. In addition, an aggregate underwriting fee of $3.0 million was paid to Libra and the joint underwriter in connection with the private placement of the Senior Notes (see Note 6).

Two directors ("Directors") of the Company and Holdings, who are also officers of the Company and Holdings and shareholders of Holdings, were paid a success fee (the "Success Fee") aggregating approximately $3.3 million from G & G Shops in connection with their assistance in the sale of G & G Shops' business. The obligation to pay the Success Fee was assumed by the Company and paid prior to January 30, 1999. In addition, the Company paid approximately $286,000 of legal fees for these Directors in conjunction with the Success Fee.

A director ("Director") of the Company and shareholder of Holdings, is also a partner in the law firm which is principal legal counsel to the Company. Professional fees paid and expenses reimbursed to the Director's firm totaled approximately $694,000 and $337,000 for the twelve months ended January 29, 2000 and the five months ended January 30, 1999, respectively.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


9.  OBLIGATIONS UNDER CAPITAL LEASES

Maturities of obligations under capital leases for equipment are as follows:

            2001                                                     $  606,660
            2002                                                        606,660
            2003                                                        606,660
            2004                                                        606,660
            2005                                                        303,330
            Thereafter                                                       --
                                                                     ----------
            Total minimum lease payments                              2,729,970
            Less amount representing interest                          (598,573)
                                                                     ----------
            Present value of net minimum lease payments              $2,131,397
                                                                     ==========

At January 29, 2000, the gross amount of assets under capital leases and the related accumulated amortization is $2.2 million and $182,000, respectively. The amortization of assets under capital leases are included in depreciation expense.

10.  INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The following is a summary of the provision for income taxes (in thousands):

                                                                                     FIVE MONTHS
                                                                   YEAR ENDED           ENDED
                                                                     JANUARY           JANUARY
                                                                    29, 2000           30, 1999
                                                                   ------------------------------
              Current income taxes:
                Federal                                                $2,427           $1,170
                 State and Puerto Rico                                  1,313              751
              Deferred income taxes:
                 Federal                                                 (101)            (134)
                 State and Puerto Rico                                   (211)            (206)
                                                                   ------------------------------
              Total provision for income taxes                         $3,428           $1,581
                                                                   ==============================


                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)

10.  INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:

                                                                                               FIVE MONTHS
                                                                              YEAR ENDED          ENDED
                                                                                JANUARY          JANUARY
                                                                               29, 2000          30, 1999
                                                                             ------------------------------
           Provision for income taxes at federal statutory rate                  34.0%            34.0%
           State income taxes, net of federal tax benefit                         4.8              4.6
           Effect of higher Puerto Rico tax rates                                 3.2              4.7
           Other                                                                   .6               .6
                                                                             -------------------------------
           Effective tax rate                                                    42.6%            43.9%
                                                                             ===============================


Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are as follows (in thousands):

                                                                                JANUARY          JANUARY
                                                                               29, 2000          30, 1999
                                                                               ---------------------------
           Current deferred tax asset:
              Accrued expenses                                                 $     133         $    222
              Inventory cost capitalization                                          371              423
                                                                               ----------------------------
                                                                               $     504         $    645
                                                                               ============================

           Long-term deferred tax asset:
              Difference between book and tax basis of fixed assets
                                                                               $   3,080         $  1,060
              Intangible asset                                                    (2,217)            (650)
                                                                               ----------------------------
                                                                               $     863         $    410
                                                                               ============================

11.  EMPLOYEE BENEFIT PLANS

G+G maintains a profit sharing plan for all eligible employees that is funded on a current basis through discretionary contributions. Profit sharing expense was $600,000 and $250,000 for the year ended January 29, 2000 and the five months ended January 30, 1999, respectively.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

G+G also maintains 401(k) plans covering certain of its employees. The Company at its discretion can make contributions to the plans; however, no contributions were made for the year ended January 29, 2000 or the five months ended January 30, 1999.

G+G also maintains a defined contribution plan covering certain of its union employees at its distribution center. Contribution expense was approximately $51,000 and $20,000 for the year ended January 29, 2000 and the five months ended January 30, 1999, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain key employees, providing for minimum aggregate annual compensation of approximately $1.7 million per annum with contract terms up to five years. Additionally, such employment agreements provide for various incentive compensation payments as determined by the Company's Board of Directors.

The Company is committed under operating leases for its stores and warehouse facility, and equipment leases having initial terms of one year or more expiring on various dates to 2010. Certain leases provide for additional rentals based on a percentage of sales and for additional payments covering real estate taxes, common area charges and other occupancy costs. Rent concessions recognized in the year ended January 29, 2000 and the five months ended January 30, 1999 totaled approximately $607,000 and $400,000, respectively.

A summary of rental expense under all leases is as follows (in thousands):

                                                                          FIVE MONTHS
                                                         YEAR ENDED          ENDED
                                                           JANUARY          JANUARY
                                                          29, 2000          30, 1999
                                                         -----------------------------
           Fixed minimum                                     $22,739         $ 9,058
           Percentage rentals                                  2,009           1,020
           Equipment rentals                                     566             273
                                                         ------------------------------
                                                             $25,314         $10,351
                                                         ==============================

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum annual lease commitments (excluding percentage rents) under noncancelable operating leases for subsequent periods are as follows (in thousands):

           Fiscal year ending in:
              2001                                       $ 22,183
              2002                                         19,421
              2003                                         16,656
              2004                                         12,668
              2005                                         10,558
              Thereafter                                   19,635
                                                       ------------
                                                         $101,121
                                                       ============



LITIGATION

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that the resolution of the lawsuits will not likely have a material adverse effect on the Company's consolidated financial statements.

13.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                  JANUARY          JANUARY
                                                                 29, 2000          30, 1999
                                                                -------------------------------
           Salaries and employee benefit costs                    $ 3,585          $ 3,302
           Rent/occupancy costs                                     3,077            2,969
           Corporate and store operating costs                      6,253            7,260
                                                                --------------------------------
                                                                  $12,915          $13,531
                                                                ================================

                         Report of Independent Auditors

The Board of Directors
G&G Shops, Inc.

We have audited the accompanying combined statements of income, shareholder's deficit, and cash flows of G&G Shops, Inc. and its subsidiaries (collectively the "Company") for the seven months ended August 28, 1998 and the year ended January 31, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of its operations and its cash flows for the seven months ended August 28, 1998 and the year ended January 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                 /s/ ERNST & YOUNG LLP



Metro Park, New Jersey
April 14, 1999

                                 G&G Shops, Inc.

                          Combined Statements of Income
                                 (In Thousands)



                                                                             SEVEN
                                                                            MONTHS
                                                                             ENDED
                                                                            AUGUST      YEAR ENDED JANUARY
                                                                           28, 1998          31, 1998
                                                                       ------------------------------------

Net sales                                                                    $162,823         $286,938
Cost of sales (including occupancy costs)                                     106,056          177,765
Selling, general, administrative and buying expenses                           48,231           77,437
Depreciation and amortization                                                   2,845            4,489
Royalty expense                                                                 1,012            1,834
Store closing expenses                                                             87              431
                                                                       ------------------------------------
Income before income taxes                                                      4,592           24,982

Income taxes                                                                    1,892           10,293
                                                                       ------------------------------------
Net income                                                                   $  2,700         $ 14,689
                                                                       ====================================


See accompanying notes.

                                 G&G Shops, Inc.

                  Combined Statements of Shareholder's Deficit
                                 (In Thousands)


                                                                                                 TOTAL
                                          PAID-IN                        NET DISTRIBUTIONS   SHAREHOLDER'S
                                          CAPITAL      RETAINED EARNINGS     TO PARENT          DEFICIT
                                     -------------------------------------------------------------------------

Balance - February 1, 1997                  $5,637           $14,233         $(32,076)          $(12,206)
  Net distributions                                                           (19,069)           (19,069)
  Net income                                                  14,689                              14,689
                                     -------------------------------------------------------------------------
Balance - January 31, 1998                   5,637            28,922          (51,145)           (16,586)
  Net distributions                                                           (14,140)           (14,140)
  Net income                                                   2,700                               2,700
                                     -------------------------------------------------------------------------
Balance - August 28, 1998                   $5,637           $31,622         $(65,285)          $(28,026)
                                     =========================================================================


See accompanying notes.

                                 G&G Shops, Inc.

                        Combined Statements of Cash Flows
                                 (In Thousands)



                                                                             SEVEN
                                                                            MONTHS
                                                                             ENDED
                                                                            AUGUST      YEAR ENDED JANUARY
                                                                           28, 1998          31, 1998
                                                                       ------------------------------------

OPERATING ACTIVITIES
Net income                                                                 $    2,700       $   14,689
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                2,845            4,489
   Store closing expenses                                                           -              203
   Loss on disposal of equipment                                                   16              220
   Changes in assets and liabilities:
     Accounts receivable                                                          177             (460)
     Merchandise inventories                                                   (8,611)            (388)
     Prepaid expenses and other assets                                            144               91
     Accounts payable and accrued expenses                                     18,363            6,444
     Liabilities subject to compromise                                            159              300
                                                                       ------------------------------------
Net cash provided by operating activities                                      15,793           25,588

INVESTING ACTIVITIES
Capital expenditures, net                                                      (3,400)          (7,005)
                                                                       ------------------------------------
Net cash used in investing activities                                          (3,400)          (7,005)

FINANCING ACTIVITIES
Cash transferred to Parent                                                   (166,359)        (292,746)
Cash received from Parent                                                     152,219          273,677
                                                                       ------------------------------------
Net cash used in financing activities                                         (14,140)         (19,069)
                                                                       ------------------------------------

Net decrease in cash                                                           (1,747)            (486)
Cash, beginning of period                                                          --              486
                                                                       ------------------------------------
Bank overdraft, end of period                                              $   (1,747)      $       --
                                                                       ====================================


See accompanying notes.

                                 G&G Shops, Inc.

                     Notes to Combined Financial Statements

                                 August 28, 1998


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

The accompanying combined financial statements include the accounts of G & G Shops, Inc. ("G & G" or "Company"), a subsidiary of Petrie Retail, Inc. ("Petrie Retail" or "Parent") and certain store assets owned by Petrie Retail.

On December 9, 1994, PS Stores Acquisition Corp. acquired (the "Acquisition") all of the issued and outstanding shares of Petrie Retail from Petrie Stores Corporation pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). In accordance with the Agreement, for accounting purposes the transaction was accounted for as of November 26, 1994.

The Acquisition was accounted for as a purchase. The bargain purchase element associated with the transaction was pushed down to the Company based on the fair value of the Company's property and equipment at the date of acquisition relative to the consolidated property and equipment. The estimated portion of the purchase accounting liabilities deemed to be attributable to the Company have been reflected in these combined financial statements.

On October 12, 1995 (the "Petition Date"), Petrie Retail filed petitions under Chapter 11 (Chapter 11) of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, on behalf of itself and its subsidiaries, including G & G (collectively, the "Debtors"), seeking relief to reorganize under Chapter 11. The Debtors managed the affairs and operated the business of G & G under Chapter 11 as debtor-in-possession until August 28, 1998 when substantially all of the Company's assets and certain liabilities were sold to an investor group including the management of G & G ("Sale") (see Note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company owns and operates a chain of young women's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest January 31. The fiscal period ended August 28, 1998 began on February 1, 1998 and consisted of thirty weeks. The fiscal year ended January 31, 1998 and consisted of fifty-two weeks.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF COMBINATION

The accompanying combined financial statements include the accounts of the Company and certain store assets owned by subsidiaries of Petrie Retail but operated as stores of the Company. All significant intercompany activity between the various entities included in these financial statements has been eliminated in combination.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to certain accounts, such as inventory, accounts receivable, income taxes and various other reserves, as well as liabilities subject to compromise, that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company operates a distribution center that depends on employees under a collective bargaining agreement with a union. Historically, the Company has not experienced labor disruptions as a result of disputes with its union workers.

The Company has significant merchandise purchases from vendors who utilize factors. Approximately 36% of the Company's merchandise purchases are from three vendors. In addition, approximately 16% of the stores are leased from a single landlord.

INVENTORIES

Merchandise inventories, which consist of finished goods, are valued at the lower of cost as determined by the retail inventory method (average cost basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed principally by the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold costs and improvements               Term of lease or 10 years, whichever is less,
                                               straight-line

Store fixtures and equipment                   1 to 10 years, straight-line


                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREOPENING COSTS

Store opening costs are charged to operations as incurred.

INCOME TAXES

Income taxes are accounted for by the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the current enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

Retail merchandise sales are recognized at the point of sale. A reserve is provided for projected returns based on prior experience. Income from layaway sales is recognized after final payment from the customer has been received.

NET DISTRIBUTIONS TO PARENT

Net distributions to Parent consists of the intercompany activity between the Company and its Parent principally resulting from the Company transferring substantially all operating cash flow to the Parent, net of certain expenditures made by the Parent on behalf of the Company. No interest has been imputed on transactions with the Parent.

LONG-LIVED ASSETS

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the recoverability of its long-lived assets on a store-by-store basis whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of long-lived assets is reduced by the difference between the carrying amount and estimated fair value. No impairment losses on long-lived assets were required for the period ended August 28, 1998 or for fiscal year 1998.

RENTAL EXPENSE

Rental escalations are averaged over the term of the related lease in order to provide level recognition of rental expense. Rent concessions received from landlords are recognized on a straight-line basis over the remaining term of the respective lease agreements.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND PROMOTION

All costs associated with advertising and promotion are expensed in the year incurred. Advertising and promotion expense was $794,000 for the seven months ended August 28, 1998 and $1.1 million in fiscal 1998.

VENDOR ALLOWANCES

Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors. These allowances are recorded as a reduction of cost of sales.

3.  INCOME TAXES

PS Stores Acquisition Corp. and its subsidiaries, including the Company, file a consolidated federal income tax return and, where applicable, combined state and local income tax returns. As a result, the Company is jointly and severally liable for all tax claims arising from the consolidated and combined returns to which it is a party. However, after the Sale, Petrie Retail retained all of the income tax liabilities (Note 9).

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with a tax sharing agreement, the provision for income taxes recorded by the Company represents the amount calculated on a separate return basis. All taxes are paid by the Parent with the applicable expenses related to the Company allocated through the intercompany account.

At August 28, 1998 and January 31, 1998, approximately $5 million of income tax reserves are classified as liabilities subject to compromise.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)


3.  INCOME TAXES (CONTINUED)

The following is a summary of the components of the Company's income tax provision (in thousands):


                                                        SEVEN
                                                       MONTHS
                                                        ENDED
                                                       AUGUST      YEAR ENDED JANUARY
                                                      28, 1998          31, 1998
                                                  ------------------------------------

Current taxes:
   Federal                                               $1,342           $ 7,231
   State and Puerto Rico                                    822             4,574
Deferred taxes:
   Federal                                                 (212)           (1,179)
   State and Puerto Rico                                    (60)             (333)
                                                  ------------------------------------
Total provision for income taxes                         $1,892           $10,293
                                                  ====================================


The deferred income tax provision is principally due to the differences in the depreciation methods used for financial statement and tax purposes, and to various accrual and reserve accounts.

A reconciliation of the income tax provision to the provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:



                                                                 SEVEN MONTHS   YEAR ENDED
                                                                 ENDED AUGUST    JANUARY
                                                                   28, 1998      31, 1998
                                                               -----------------------------

Provision for income taxes at federal statutory rate                  34.0%         34.0%
State income taxes, net of federal tax benefit                         4.6           4.6
Other                                                                   .1            .1
Effect of higher Puerto Rico tax rates                                 2.5           2.5
                                                               -----------------------------
Effective tax rate                                                    41.2%         41.2%
                                                               =============================


                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)



4. STORE CLOSING EXPENSE

Store closing expense and the results of operations and number of the stores closed in the respective years have been included in the accompanying combined statements of income as follows (in thousands):



                                                         SEVEN MONTHS     YEAR ENDED
                                                         ENDED AUGUST       JANUARY
                                                           28, 1998        31, 1998
                                                       ----------------------------------

Store closing expense                                          $87            $431
                                                       ==================================
Results of operations of closed stores (loss)                  $67            $(56)
                                                       ==================================
Number of stores closed                                          2              12
                                                       ==================================


There were no stores pending closure at the end of these fiscal years.

The store closing expense for the seven months ended August 28, 1998 principally consists of losses on disposal of property and equipment.

The fiscal 1998 store closing expense of approximately $431,000 consists of a $228,000 provision for lease rejection claims and $203,000 of losses on disposal of property and equipment. The lease rejection obligations of $228,000 (amount included in liabilities subject to compromise) were calculated taking into account provisions in the Bankruptcy Code which primarily resulted in an accrual of one year's rent payments.

The cumulative lease rejection liability at January 31, 1998 totaled $1.9 million. The lease rejection claims for fiscal 1998 were not paid and were retained by Petrie Retail in connection with the August 28, 1998 transaction (Note 9). The losses on disposal property and equipment were recognized upon closure of the stores in fiscal 1998 through a direct writeoff of the net book value of the respective assets.

5. LIABILITIES SUBJECT TO COMPROMISE

Petrie Retail and its subsidiaries each filed a voluntary petition on October 12, 1995 with the United States Bankruptcy Court for relief under Chapter 11. As a result, the Debtors' obligations with respect to its prepetition liabilities were stayed with certain exceptions concerning the Debtors' prepetition secured bank debt. In addition, the Debtors received authority to pay certain prepetition liabilities for payroll, employee benefits and certain other expenses. Certain

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)



5.  LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

prepetition obligations are collateralized by both real and personal property of the Debtors; however, these obligations are recorded as liabilities subject to compromise, as the ultimate adequacy of security for any secured prepetition debt will be determined in the claim allowance or plan confirmation process. Additional claims will arise by reason of current and future terminations of various contractual obligations and as certain contingent and/or disputed claims are asserted or settled. Those claims and liabilities could materially exceed the amounts recorded.

In Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization. For financial reporting purposes, these liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all litigation pending as of the Petition Date against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to the claims allowance process and the terms of a plan or plans of reorganization and, accordingly, are not presently determinable. Additional liabilities subject to compromise may become fixed or liquidated subsequent to the Petition Date as a result of claims filed by parties affected by the Debtor's rejection of executory contracts, including leases, and from the Bankruptcy Court's resolution of asserted claims, including contingent claims and other disputed accounts. The date by which certain prepetition creditors of the Debtor were required to file proof of their prepetition claims was December 29, 1997.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other prepetition executory contracts or leases, subject to Bankruptcy Court approval. The liabilities subject to compromise include a provision for the estimated amount that may be claimed by lessors and allowed by the Bankruptcy Court in connection with rejected real estate leases. Executory contracts assumed by the Company may create additional administrative expenses. Accordingly, such liabilities may be subject to material changes (see Note 9).

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)




5.  LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

The Company's liabilities subject to compromise consist of the following at January 31, 1998 (in thousands):

Long-term liabilities:
  Accounts payable-trade                                        $  3,934
  Accrued expenses and other                                      14,828
  Lease rejection claims                                           2,104
                                                              -------------
                                                                 $20,866
                                                              =============


In connection with the Sale (Note 9), only certain current liabilities were acquired and all liabilities subject to compromise were retained by Petrie Retail.

6. EMPLOYEE BENEFIT PLANS

G & G maintains a profit sharing plan for all eligible employees that is funded on a current basis by discretionary contributions. Profit sharing expense was $348,000 and $600,000, respectively, for the seven months ended August 28, 1998 and the fiscal year ended January 31, 1998.

The Company also maintains a 401(k) plan covering certain employees. The Company does not match employee contributions to the Plan.

Certain of the Company's employees are also covered by a union sponsored, collectively bargained, multi-employer defined benefit pension plan (the "Plan"). Effective January 31, 1995 the Company withdrew from the Plan. In addition, other employers withdrew from the Plan. The combination of these events resulted in the imposition of a mass withdrawal liability on the Company. In connection with the Sale, the estimated ultimate withdrawal liability was retained by Petrie Retail.

7. TRANSACTIONS WITH RELATED PARTIES

The Company performs most of the functions as a stand-alone company; however, franchise and income tax services, real estate management, payroll processing, benefits and risk management services and certain legal services were performed by Petrie Retail without allocating these costs to the Company. The Company's financial statements include an estimate of these costs for which there was no allocation by Petrie Retail. The estimated costs reflected in the combined financial statements for these additional services is $300,000 for the seven month period ended August 28, 1998 and $600,000 for the fiscal year ended January 31, 1998. Management's estimate is based on the actual costs for outside services of employee costs to perform these services. Management believes the amount allocated and the method of allocation is reasonable.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)



7. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The following is a summary of the intercompany activity reflected in the net distribution to the Parent account (in thousands):


                                                                 SEVEN MONTHS    YEAR ENDED
                                                                 ENDED AUGUST      JANUARY
                                                                  28, 1998        31, 1998
                                                              ----------------------------------

Payroll and related taxes                                           $ 11,410        $ 20,284
Health insurance                                                       1,325           2,366
Income taxes                                                           1,892          10,293
Other                                                                  1,052           2,703
                                                              ----------------------------------
Total expenditures paid by Parent on behalf of the Company
                                                                      15,679          35,646
Unallocated costs                                                        300             600
Net cash transferred to the Parent                                   (30,119)        (55,315)
                                                              ----------------------------------
Net activity                                                        $(14,140)       $(19,069)
                                                              ==================================


All of the Company's excess cash was transferred to the Parent. The average amount due to the Company from Petrie Retail as of August 28, 1998 and January 31, 1998 was $44.1 million and $27.5 million, respectively.

Included in the combined statements of operations is royalty expense, which represents an amount charged by the Parent for the use of trademarks owned by the Parent.

Two officers of the Company were entitled to receive a success fee aggregating approximately $3.3 million from the Company in connection with their assistance in the sale of the Company's business (Note 9). This fee has been included in selling, general, administrative and buying expenses in the combined statement of income for the seven months ended August 28, 1998.

8. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are committed under operating leases for their stores and warehouse facility, and equipment leases having initial terms of one year or more expiring on various dates to 2008. Certain leases provide for additional rentals based on a percentage of sales and for additional payments covering real estate taxes, common area charges and other occupancy costs.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)



8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

A summary of rental expense under all leases was as follows (in thousands):

                                                                    SEVEN
                                                                    MONTHS       YEAR ENDED
                                                                 ENDED AUGUST      JANUARY
                                                                   28, 1998       31, 1998
                                                               --------------------------------

  Fixed minimum                                                      $11,214         $18,153
  Percentage rentals                                                   1,618           3,033
  Equipment rentals                                                      314             562
                                                               --------------------------------
                                                                     $13,146         $21,748
                                                               ================================


Rent concessions recognized for the seven month period ended August 28, 1998 and the fiscal year ended January 31, 1998 totaled approximately $600,000 and $1.5 million, respectively.

Minimum annual lease commitments (excluding percentage rents) under noncancelable operating leases for subsequent periods are as follows (in thousands):

  Fiscal year ending in:
     2000                                                           $17,468
     2001                                                            12,893
     2002                                                            10,468
     2003                                                             8,033
     2004                                                             4,851
     Thereafter                                                       7,580
                                                                   ----------
                                                                    $61,293
                                                                   ==========


The Debtors filed a voluntary petition on October 12, 1995 with the Bankruptcy Court for relief under Chapter 11. As a debtor-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts, including unexpired leases.

The Company is involved in litigation associated with the bankruptcy proceedings and its reorganization efforts, as well as matters related to its ordinary conduct of business. If such litigation resulted in unfavorable outcomes to the Company, they could have a material impact on its combined financial statements. Management believes it has meritorious defenses associated with the litigation. In conjunction with the sale, Petrie retained all liabilities associated with this litigation.

                                 G&G Shops, Inc.

               Notes to Combined Financial Statements (continued)


9. SUBSEQUENT EVENT

On August 28, 1998, substantially all of the assets ("Purchased Assets") of the junior women's apparel retail business (the "Business") conducted under the trade names "G+G" and "Rave" and certain liabilities were sold by Petrie Retail to an investment group including the management of the Company ("Acquirer"). The acquisition was effectuated pursuant to an asset purchase agreement dated as of July 6, 1998, as amended, between Petrie Retail and the Acquirer, which was approved by the Bankruptcy Court on August 24, 1998. On October 12, 1995, the Debtors filed petitions under Chapter 11 in the Bankruptcy Court, seeking relief to reorganize under Chapter 11. On August 28, 1998, substantially all of the Company's assets and certain liabilities were sold in the Sale.

The purchase price paid for the Purchased Assets was $133.1 million, consisting of $132.0 million in cash and the issuance of 15,000 shares of Class C nonvoting common stock with a fair value of approximately $1.1 million. In addition, $23.3 million of liabilities were assumed by the Acquirer. The Purchased Assets included, among other things: (a) all right, title and interest in over 400 store leases, as well as leases for the Business' headquarters and distribution center, and other contracts related to the Business, (b) inventories and other tangible personal property related to the Business, (c) equipment and fixtures related to the Business, (d) accounts receivable, notes receivable and other claims for money or obligations due to Petrie Retail in connection with the Business, and (e) intellectual property and goodwill associated with the Business.

Liabilities and contingencies not assumed by the Acquirer were retained by Petrie Retail and are managed by the trustee who oversees the bankruptcy proceedings for Petrie Retail and its subsidiaries. Petrie Retail retained all liabilities subject to compromise (Note 5), pension liabilities (Note 6), tax liabilities (Note 3) and assumed all pending and threatened litigation as of August 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of April, 2000.

                                       G + G RETAIL, INC.


                                           By:/s/ Jay Galin
                                              ----------------------------------
                                              Jay Galin
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                        TITLE                                           DATE
       ---------                                        -----                                           ----



/s/ Jay Galin                                Chairman of the Board,                                April 20, 2000
----------------------------------           Chief Executive Officer and Director
Jay Galin                                    (Principal Executive Officer)




/s/ Scott Galin                              President,
----------------------------------           Chief Operating Officer                               April 20, 2000
Scott Galin                                  and Director



/s/ Michael Kaplan                           Senior Vice President, Chief Financial                April 20, 2000
---------------------------------            Officer, Treasurer and Secretary (Principal
Michael Kaplan                               Financial and Principal Accounting Officer)




/s/ Donald D. Shack                          Director                                              April 20, 2000
---------------------------------
Donald D. Shack




/s/ Craig Cogut                              Director                                              April 20, 2000
---------------------------------
Craig Cogut




/s/ Lenard Tessler                           Director                                              April 20, 2000
---------------------------------
Lenard Tessler



                                  EXHIBIT INDEX

Exhibit No.   Description
----------    -----------

2.01          Asset Purchase Agreement, dated as of July 6, 1998, among G&G
              Shops, Inc., the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail, Inc. named therein, PSL, Inc. and G+G Retail, Inc. (the "Acquisition Agreement").(1)

2.02          Amendment No. 1 to the Acquisition Agreement, dated as of July 27, 1998.(1)

2.03          Amendment to the Acquisition Agreement, dated August 24, 1998.(1)

3.01          Certificate of Incorporation of G+G Retail.(1)

3.02          Amended and Restated By-Laws of G+G Retail.(1)

4.01          Indenture,  dated as of May 17, 1999, by and between G+G Retail, as issuer, and U.S. Bank Trust National Association, as trustee.(1)

4.02          Form of 11% Senior Note due 2006 of G+G Retail.(1)

4.03          A/B  Exchange  Registration  Rights  Agreement,  dated as of May 17,  1999,  by and between G+G Retail and U.S. Bancorp Libra.(1)

10.01         Agreement of Lease, dated November 28, 1988, between Hartz 83rd Street Associates and G&G Shops of Woodbridge, Inc. (the "1988 Lease").(1)

10.02         Lease Addendum, dated April 10, 1990, to the 1988 Lease.(1)

10.03         Second Lease Modification Agreement, dated February 24, 1994, to the 1988 Lease.(1)

10.04         Notification Letter, dated November 20, 1995, re: assignment of landlord's interest under the 1988 Lease.(1)

10.05         Assignment and Assumption Agreement, dated as of August 28, 1998, by and among G&G
              Shops, the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail named therein, PSL and G+G Retail.(1)

10.06         Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Jay
              Galin.(1)

10.07         Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Scott
              Galin.(1)

10.08         Letter Agreement, dated October 12, 1998, by and between G+G Retail and Michael
              Kaplan.(1)

10.09         Letter Agreement, dated October 12, 1998, by and between G+G Retail and Jeffrey Galin.(1)




10.10         Loan and Security Agreement, dated October 30, 1998, by and between Congress Financial
              Corporation, G+G Retail and the additional parties thereto.(1)

10.11         Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between
              G+G Retail and Jay Galin.(1)

10.12         Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between
              G+G Retail and Scott Galin.(1)

10.13         Bonus Plan for Senior Management Employees of G+G Retail, effective February 2,
              1999.(1)

10.14         NCR Corporation Master Agreement, effective as of February 9, 1999, between NCR
              Corporation and G+G Retail.(1)

10.15         Discount Addendum, effective as of February 26, 1999, between NCR Corporation and G+G
              Retail. Portions of this exhibit have been omitted pursuant to an order of confidential treatment granted by the Securities and Exchange Commission.(1)

10.16         G&G Retail Holdings, Inc. 1999 Stock Option Plan, effective as of March 15, 1999.(1)

10.17         Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and
              Jay Galin.(1)

10.18         Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and
              Scott Galin.(1)

10.19         Service Agreement, dated April 1, 1999, between G+G Retail and G&G Retail of Puerto
              Rico, Inc.(1)

10.20         Master Lease Purchase Agreement, dated as of May 4, 1999, by and between Chase
              Equipment Leasing, Inc. and G+G Retail.(1)

10.21         Addendum to Master Lease Purchase Agreement, effective as of May 4, 1999, by and between Chase Equipment Leasing and G+G Retail.(1)

10.22         Form of Exchange Agent Agreement between U.S. Bank Trust National Association, as exchange agent, and G+G Retail.(1)

10.23         Letter agreement, dated January 18, 2000, amending Employment Agreement between G+G
              Retail and Scott Galin.

21.01         Subsidiaries of G+G Retail, Inc.(1)

27.01         Financial data schedule.


-------------------
(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.