Form 10-Q
period 2000-04-29
G&G RETAIL INC
filed 2000-06-12
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended April 29, 2000
                                                ----------------

                        COMMISSION FILE NUMBER 333-81307
                                              -----------

                                G+G RETAIL, INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        22-3596083
 ---------------------------------                    ------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   520 Eighth Avenue, New York, New York 10018
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                     Yes  X           No
                                                         ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class B                            Outstanding at June 9, 2000
   -------------------------                  ------------------------------
     Common $.01 par value                              10 shares

                                    CONTENTS

                                                                                PAGE
                                                                                 NO.
                                                                               -------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets - April 29, 2000 and January 29,
          2000                                                                     3

          Condensed Consolidated Statements of Operations - Three Months Ended
          April 29, 2000 and May 1, 1999                                           4

          Condensed Consolidated Statements of Cash Flows - Three Months Ended
          April 29, 2000 and May 1, 1999                                           5

          Notes to Unaudited Condensed Consolidated Financial Statements           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                            7-11

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk               11

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                         12

SIGNATURE PAGE                                                                     13


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                          APRIL                     JANUARY
                                                         29, 2000                   29, 2000
                                                       ------------               -------------
ASSETS
Current assets:
 Cash and short-term investments                         $  9,022                    $ 19,093
 Accounts receivable                                        1,358                         723
 Merchandise inventories                                   23,210                      12,868
 Prepaid expenses                                             599                         712
 Deferred tax assets                                          504                         504
                                                        ----------------------------------------
Total current assets                                       34,693                      33,900

Property and equipment, net                                43,184                      34,938
Intangible assets, net                                    115,606                     116,816
Deferred tax assets                                           963                         863
Other assets                                                  228                         225
                                                        ----------------------------------------
Total assets                                             $194,674                    $186,742
                                                        ========================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                        $ 16,569                    $  9,721
 Accrued expenses                                          14,464                      12,915
 Accrued interest                                           5,460                       2,517
 Income taxes payable                                         347                       3,250
 Current portion of capital lease                             720                         385
                                                        ----------------------------------------
Total current liabilities                                  37,560                      28,788

Capital lease                                               3,029                       1,747
Long-term debt                                             99,932                      99,733
                                                        ----------------------------------------
Total liabilities                                         140,521                     130,268

Commitments and contingencies

Stockholder's equity:
 Class B common stock, par value $.01 per share,
  1,000 shares authorized, 10                               --                           --
  shares issued and outstanding
 Additional paid-in capital                                50,298                      50,298
 Retained earnings                                          3,855                       6,176
                                                        ----------------------------------------
Total stockholder's equity                                 54,153                      56,474
                                                        ----------------------------------------
Total liabilities and stockholder's equity               $194,674                    $186,742
                                                        ========================================

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                              THREE MONTHS        THREE MONTHS
                                                                  ENDED               ENDED
                                                             APRIL 29, 2000        MAY 1, 1999
                                                           --------------------------------------
Net sales                                                       $ 74,103             $ 72,733
Cost of sales (including occupancy costs)                         47,494               46,374
Selling, general, administrative and buying expenses              24,385               20,728
Depreciation and amortization                                      3,005                3,173
                                                           --------------------------------------
Operating income (loss)                                             (781)               2,458

Interest expense                                                   3,451                3,277
Interest income                                                      188                  109
                                                           --------------------------------------
Loss before benefit for income taxes                              (4,044)                (710)

Benefit for income taxes                                          (1,723)                (313)
                                                           --------------------------------------
Net loss                                                        $ (2,321)            $   (397)
                                                           ======================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)





                                                                  THREE MONTHS              THREE MONTHS
                                                                   ENDED APRIL               ENDED MAY
                                                                    29, 2000                  1, 1999
                                                          -------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $ (2,321)            $   (397)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                          3,005                3,173
  Amortization of deferred financing costs                                 433                  536
  Deferred taxes                                                          (100)                (375)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                 (524)              (2,195)
   Merchandise inventories                                             (10,342)              (9,319)
   Accounts payable, accrued expenses and accrued interest              11,339                4,491
   Income taxes payable                                                 (2,903)                (108)
                                                                   --------------------------------------
Net cash used in operating activities                                   (1,413)              (4,194)

INVESTING ACTIVITIES
Capital expenditures, net                                              (10,275)              (3,246)
                                                                   --------------------------------------
Net cash used in investing activities                                  (10,275)              (3,246)

FINANCING ACTIVITIES
Proceeds from capital lease                                              1,716                 --
Payment of debt issuance costs                                            --                   (357)
Payment of capital lease                                                   (99)                --
                                                                   --------------------------------------
Net cash provided by (used in) financing activities                      1,617                 (357)
                                                                   --------------------------------------


Net decrease in cash and short-term investments                        (10,071)              (7,797)
Cash and short-term investments, beginning of period                    19,093               13,129
                                                                   --------------------------------------
Cash and short-term investments, end of period                        $  9,022             $  5,332
                                                                   ======================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest                                                              $     74             $  3,299
                                                                   ======================================
Income taxes                                                          $  1,281             $    191
                                                                   ======================================

          See accompanying notes
                                                                          5











                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article
       10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of April 29, 2000, (2) the results of its operations for the three month period ended April 29, 2000 and May 1, 1999 and (3) its cash flows for the three month period ended April 29, 2000 and May 1, 1999. The balance sheet at January 29, 2000 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 29, 2000 filed on April 20, 2000. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

Note 2 On May 17, 1999, the Company and G+G Retail Holdings, Inc. ("Holdings" or the "Parent") completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes
       ("Senior Notes") due May 15, 2006 with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting class D Common Stock of Holdings at an exercise price of $.01 per share. On November 2, 1999, all of the Senior Notes were exchanged for an equal amount of exchange notes that are freely tradable.

Note 3 The Company is a party to a Loan and Security Agreement, which expires in October 2001, and provides for a revolving credit facility
       ("Facility"), subject to eligible inventory, not to exceed $20 million, of which $10 million can be used for letters of credit. There were no outstanding borrowings under the Facility at April 29, 2000. Outstanding letters of credit under the Facility totaled approximately $556,000 at April 29, 2000. Interest on amounts advanced under the Facility accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (9.0% at April 29, 2000).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

OVERVIEW

We are a leading national mall-based retailer of popular price female junior apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave
Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of April 29, 2000, we had 485 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G and Rave names.
Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In August 1998, we acquired the business of G&G Shops, Inc. and the stores operated by subsidiaries of Petrie Retail, Inc. and the trademarks and other assets used in that business. We obtained financing for the acquisition by a net capital contribution by G+G Retail Holdings, Inc., our parent company, to us of $49.8 million and by borrowing $90.0 million under senior bridge notes that we subsequently repaid with the issuance of our senior notes. We accounted for the acquisition under the purchase method of accounting.

During fiscal 2000, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 6-to-12 years old. At
April 29, 2000, there were twenty-one Rave Girl stores in operation throughout the United States and Puerto Rico.

RESULTS OF OPERATIONS

COMPARISON OF THE FIRST THREE MONTHS FISCAL 2001 AND THE FIRST THREE MONTHS
FISCAL 2000

Net sales increased $1.4 million or 1.9% to $74.1 million in the first three months of fiscal 2001 as compared to $72.7 million in the first three months of fiscal 2000. The increase in net sales was due to the opening of new stores which contributed $8.8 million to net sales in the first quarter of fiscal 2001, which was partially offset by a $7.4 million or 10.4% decrease in same store sales. Average sales per gross square foot decreased 8.6% to $64 in the first three months of fiscal 2001 from $70 in the first three months of fiscal 2000.
We operated 485 stores at the end of the first quarter of fiscal 2001 as compared to 456 stores at the end of fiscal 2000, as a result of opening 32 stores and closing 3 stores.


Cost of sales, including occupancy costs, increased 2.4% to $47.5 million in the first three months of fiscal 2001 from $46.4 million in the first three months of fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs, increased 0.3% from 63.8% in the first three months of fiscal 2000 to 64.1% in the first three months of fiscal 2001. This 0.3% increase resulted from a 1.1% decrease in the cost of merchandise which was offset by a 1.4% increase in occupancy costs as a percent of sales. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted primarily from the decrease in same store sales.

In the first three months of fiscal 2001, selling, general, administrative and buying expenses totaled $24.4 million compared to $20.7 million in the first three months of fiscal 2000. As a percent of sales, these expenses increased from 28.5% in the first quarter of fiscal 2000 to 32.9% in the first quarter of fiscal 2001. Fiscal 2001 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first three months fiscal 2001 was $3.0 million as compared to $3.2 for the first three months of fiscal 2000. The decrease is mainly attributable to older stores' assets becoming fully depreciated, which offset the additional depreciation and amortization related to new stores, remodels and relocations.

Interest expense in the first three months of fiscal 2001 was $3.5 million or 4.7% of net sales as compared to $3.3 million or 4.5% of net sales for the first three months of fiscal 2001. Interest expense for the first quarter of fiscal
2000 reflects interest on the senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs. Interest expense for the first three months of fiscal 2000 reflects interest on the senior bridge note and amortization of related issuance costs.

The income tax benefit for the first three months of fiscal 2001 was $1.7 million or a 42.6% income tax benefit rate as compared to a benefit of $313,000 or a 44.0% income tax benefit rate for the first three months of fiscal 2000.
The lower income tax benefit rate was due to the mix of income between U.S. and foreign sources.

The net loss increased from $397,000 in the first three months of fiscal 2000 to a loss of $2.3 million in the first three months of fiscal 2001 due to the factors discussed above.

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

Net cash used in operating activities in the first three months of fiscal 2001 was $1.4 million as compared to $4.2 million in the first three months of fiscal
2000. The decrease in net cash used in operating activities was principally due to the fact that accounts payable increased $4.4 million more during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 due to timing of merchandise receipts within the quarter because of the Easter Holiday falling in the third week of April in fiscal 2001 versus the last week of March in fiscal 2000. In addition, interest expense on the senior notes is payable semi-annually (May 17th and November 17th), while the interest on the senior bridge notes was paid monthly.

Capital expenditures for the first three months of fiscal 2001 and the first three months of fiscal 2000 were $10.3 million and $3.2 million, respectively.
Management estimates that capital expenditures for the remaining nine months of fiscal 2001 will be $9.2 million, of which, $1.1 million will be used for new point-of-sale equipment and software and $8.1 million will be used to open an additional 31 new stores and to upgrade existing stores. We reduced our original capital expenditure budget for fiscal 2001 by $3.0 million, to $19.5 million, in response to the decrease in same store sales.

We have an agreement from a lending institution for $5.0 million of capital lease financing for the purchase of the point of sale equipment and software.
The lease provides for monthly payments that depend on the volume of equipment leased. The lease terms include a variable interest rate based on the purchase date and expire five years from the date of the initial equipment financed. As of April 29, 2000, $3.9 million of lease financing was incurred under this arrangement. The $1.1 million needed to purchase new point of sale equipment for the balance of the fiscal year will be financed with the use of proceeds from the capital lease.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed fourteen stores in fiscal 2000, three stores in the first three months of fiscal 2001 and anticipate closing an additional seven stores during fiscal 2001. No stores were closed in the first three months of fiscal 2000.

As of April 29, 2000, we had $9.0 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of April 29, 2000, our indebtedness under our senior notes totaled $99.9 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $6.7 of unamortized original issue discount, and approximately
$440,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

Our revolving credit facility provides for a line of credit in an amount of up to $20.0 million (including a sublimit of $10.0 million for letters of credit) and matures in October 2001. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory. Peak borrowing periods occur in July, August, October and November. Interest on outstanding borrowings under the revolving credit facility is payable at 1.75% over the adjusted
Eurodollar Rate or at the prime rate (9.0% at April 29, 2000). The revolving credit facility subjects us to a minimum tangible net worth covenant (as defined) of $39.0 million and contains other customary restrictive covenants. As of April 29, 2000, minimum tangible net worth (as defined) was $54.2 million.
Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets. As of April 29, 2000, we had no borrowings outstanding under the revolving credit facility, but had $556,000 of letters of credit outstanding, and $16.6 million of availability thereunder.

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

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control (as defined in the Holdings Certificate of Incorporation), Holdings may be required to redeem its Series A preferred stock. Holdings may not have sufficient funds to redeem the preferred stock unless we pay a dividend of such amount to them.

SEASONALITY AND QUARTERLY OPERATING RESULTS

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2000, our first quarter and fourth quarter accounted for approximately 22.8% and 28.6% of annual net sales, respectively.


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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Report, including the preceding "Management's
Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of
1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, our ability to expand and to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see the Forward Looking Statements and Factors Affecting Future Performance section of the Company's Annual Report on Form 10-K for the fiscal year ended January
29, 2000, filed with the Securities and Exchange Commission on April 20, 2000.

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

                                                G+G RETAIL, INC.

     Date June 9, 2000                        By /s/ Michael  Kaplan
          --------------                        ---------------------
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







