Form 10-Q
period 2000-07-29
G&G RETAIL INC
filed 2000-09-12
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended       July 29, 2000
                                               --------------------------------

                     COMMISSION FILE NUMBER       333-81307
                                                --------------

                                G+G RETAIL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         22-3596083
-------------------------------------                   -----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                   520 Eighth Avenue, New York, New York 10018
            ----------------------------------------------------------
              (Address of principal executive offices and zip code)


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

                                                      Yes  X           No
                                                          ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      Class B                                  Outstanding at September 8, 2000
------------------------                    --------------------------------------
 Common $.01 par value                                      10 shares


                                    CONTENTS



                                                                                                                 PAGE NO.
                                                                                                               ----------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets - July 29, 2000 and January 29, 2000                               3

           Condensed Consolidated Statements of Operations - Three and Six Months Ended July 29, 2000 and July
              31, 1999                                                                                              4

           Condensed Consolidated Statements of Cash Flows - Six Months Ended July 29, 2000 and July 31, 1999       5

           Notes to Unaudited Condensed Consolidated Financial Statements                                           6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                  7-12

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                                              12

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13

SIGNATURE PAGE                                                                                                     14


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)



                                                                     JULY                  JANUARY
                                                                   29, 2000               29, 2000
                                                            -----------------------------------------------

ASSETS
Current assets:
   Cash and short-term investments                                    $    882               $ 19,093
   Accounts receivable                                                     922                    723
   Income taxes receivable                                               2,161                     --
   Merchandise inventories                                              25,444                 12,868
   Prepaid expenses                                                        551                    712
   Deferred tax assets                                                   1,693                    504
                                                            -----------------------------------------------
Total current assets                                                    31,653                 33,900

Property and equipment, net                                             47,107                 34,938
Intangible assets, net                                                 114,397                116,816
Deferred tax assets                                                      1,063                    863
Other assets                                                               300                    225
                                                            -----------------------------------------------
Total assets                                                          $194,520               $186,742
                                                            ===============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                   $ 21,686               $  9,721
   Accrued expenses                                                     12,294                 12,915
   Accrued interest                                                      2,565                  2,517
   Income taxes payable                                                      -                  3,250
   Short-term borrowings                                                 4,000                      -
   Current portion of capital lease                                      1,012                    385
                                                            -----------------------------------------------
Total current liabilities                                               41,557                 28,788

Capital lease                                                            3,842                  1,747
Long-term debt                                                         100,140                 99,733
                                                            -----------------------------------------------
Total liabilities                                                      145,539                130,268

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share,
    1,000 shares authorized, 10 shares issued and
    outstanding                                                              -                      -
   Additional paid-in capital                                           50,298                 50,298
   Retained earnings / (deficit)                                        (1,317)                 6,176
                                                            -----------------------------------------------
Total stockholder's equity                                              48,981                 56,474
                                                            -----------------------------------------------
Total liabilities and stockholder's equity                            $194,520               $186,742
                                                            ===============================================



See accompanying notes

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)




                                                        ----------------------------------------------------------------------
                                                           THREE MONTHS       THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                            ENDED JULY         ENDED JULY        ENDED JULY       ENDED JULY
                                                             29, 2000           31, 1999          29, 2000         31, 1999
                                                        ----------------------------------------------------------------------

Net sales                                                      $76,613          $77,533          $150,716         $150,266
Cost of sales (including occupancy costs)                       53,760           50,376           101,254           96,750
Selling, general, administrative and buying expenses            25,065           21,470            49,450           42,198
Depreciation and amortization expense                            3,282            2,999             6,287            6,172
                                                        ----------------------------------------------------------------------
Operating (loss) income                                         (5,494)           2,688            (6,275)           5,146

Interest expense                                                 3,541            3,390             6,992            6,667
Interest income                                                     25              125               213              234
                                                        ----------------------------------------------------------------------
Loss before extraordinary loss and benefit from income
 taxes                                                          (9,010)            (577)          (13,054)          (1,287)

Benefit from income taxes                                       (3,838)            (254)           (5,561)            (566)
                                                        ----------------------------------------------------------------------
Loss before extraordinary loss                                  (5,172)            (323)           (7,493)            (721)

Extraordinary loss, net of $354,000 of income taxes                 --             (450)               --             (450)
                                                        ----------------------------------------------------------------------
Net loss                                                       $(5,172)         $  (773)         $ (7,493)        $ (1,171)
                                                        ======================================================================




See accompanying notes

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)



                                                                  SIX MONTHS         SIX MONTHS
                                                                  ENDED JULY         ENDED JULY
                                                                   29, 2000           31, 1999
                                                               ------------------------------------

OPERATING ACTIVITIES
Net loss                                                           $ (7,493)         $ (1,171)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
  Depreciation and amortization                                       6,287             6,172
  Amortization of debt issue costs                                      877               931
  Deferred taxes                                                     (1,389)             (750)
  Extraordinary loss, net of income tax                                 --                450
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets              (112)              (68)
   Income taxes receivable                                           (2,161)               --
   Merchandise inventories                                          (12,576)          (12,563)
   Accounts payable, accrued expenses and accrued interest           11,392            10,258
   Income taxes payable                                              (3,250)              (64)
                                                               ------------------------------------
Net cash (used in) provided by operating activities                  (8,425)            3,195

INVESTING ACTIVITIES
Capital expenditures, net                                           (16,507)           (9,324)
                                                               ------------------------------------
Net cash used in investing activities                               (16,507)           (9,324)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                  --            107,000
Proceeds from short-term borrowings                                   7,000               --
Proceeds from capital lease                                           2,997               112
Payment of senior bridge note                                           --            (90,000)
Original issue discount on senior note                                  --             (7,340)
Payment of debt issuance costs                                          --             (5,496)
Payment of short-term borrowings                                     (3,000)              --
Payment of capital lease                                               (276)               (1)
                                                               ------------------------------------
Net cash provided by financing activities                             6,721             4,275
                                                               ------------------------------------


Net decrease in cash and short-term investments                     (18,211)           (1,854)
Cash and short-term investments, beginning of period                 19,093            13,129
                                                               ------------------------------------
Cash and short-term investments, end of period                     $    882          $ 11,275
                                                               ====================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest                                                           $  6,067          $  3,886
                                                               ====================================
Income taxes                                                       $  1,292          $    269
                                                               ====================================



        See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of July 29, 2000, (2) the results of its operations for the three and six months ended July 29, 2000 and July 31, 1999 and (3) its cash flows for the six month period ended July 29, 2000 and July 31, 1999. The balance sheet at January 29, 2000 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 29, 2000 filed on April 20, 2000. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

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

Note 3 The Company is a party to a Loan and Security Agreement, which expires in October 2001, and provides for a revolving credit facility ("Facility"), subject to eligible inventory, not to exceed $20 million, of which $10 million can be used for letters of credit. There was $4,000,000 of outstanding borrowings under the Facility at July 29, 2000. Outstanding letters of credit under the Facility totaled approximately $1,000,000 at July 29, 2000. Interest on amounts advanced under the Facility accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (9.5% at July 29, 2000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading national mall-based retailer of popular price female junior apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of July 29, 2000, we had 492 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G and Rave names. Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

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

During fiscal 2000, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 6-to-12 years old. At July 29, 2000, there were 29 Rave Girl stores in operation throughout the United States and Puerto Rico.

RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF FISCAL 2001 AND THE SECOND QUARTER OF FISCAL 2000

Net sales decreased $900,000 or 1.2% to $76.6 million in the second quarter of fiscal 2001 as compared to $77.5 million in the second quarter of fiscal 2000. The decrease in net sales was due to an $11.1 million, or 14.8%, decrease in same store sales compared to the second quarter of fiscal 2000, partially offset by the opening of new stores which contributed $10.2 million to net sales in the second quarter of fiscal 2001. Average sales per gross square foot decreased 11.0% to $65 in the second quarter of fiscal 2001 from $73 in the second quarter fiscal 2000. The Company operated 492 stores at the end of the second quarter of fiscal 2001 as compared to 443 stores at the end of the second quarter of fiscal 2000, as a result of opening 71 new stores and closing 22 stores.

Cost of sales, including occupancy costs, increased 6.7% to $53.8 million in the second quarter of fiscal 2001 from $50.4 million in the second quarter of fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs increased from 65.0% in the second quarter of fiscal 2000 to 70.2% in the second quarter of fiscal 2001. This 5.2% increase resulted from a 2.8% increase in cost of sales and a 2.4% increase in occupancy costs. The increase in the cost of sales as a percentage of net sales was due to an increase in markdowns, partially offset by an increase in the initial mark-on. The increase in occupancy costs as a percentage of net sales resulted primarily from the decrease in same store sales.

Selling, general, administrative and buying expenses increased 16.7% from $21.5 million in the second quarter of fiscal 2000 to $25.1 million in the second quarter of fiscal 2001. As a percentage of net sales, these expenses increased to 32.8% in the second quarter of fiscal 2001 as compared to 27.7% in the second quarter of fiscal 2000. The $3.6 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the second quarter fiscal 2001 was $3.3 million as compared to $3.0 million for the second quarter of fiscal 2000. The increase of $300,000 is attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the second quarter of fiscal 2001 was $3.5 million or 4.6% of net sales as compared to $3.4 million of 4.4% of net sales for the second quarter of fiscal 2000.

The income tax benefit for the second quarter of fiscal 2001 was $3.8 million or a 42.6% income tax benefit rate as compared to a benefit of $254,000 or a 44.0% income tax benefit rate in the second quarter of fiscal 2000. The lower income tax benefit rate was due to the mix of income between U.S. and foreign sources.

In the second quarter of fiscal 2000, the extraordinary loss of $450,000, net of $354,000 of income taxes, resulted from the write-off of the unamortized finance fees related to the Senior Bridge Notes.

The net loss increased from $773,000 in the second quarter of fiscal 2000 to a loss of $5.2 million in the second quarter of fiscal 2001 due to the factors discussed above.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2001 AND THE FIRST SIX MONTHS OF FISCAL 2000

Net sales increased $400,000 or 0.3% to $150.7 million in the first six months of fiscal 2001 as compared to $150.3 million in the first six months of fiscal 2000. The increase in net sales was due to the opening of new stores which contributed $18.8 million to net sales in the first six months of fiscal 2001, which was partially offset by a $18.4 million or 12.7% decrease in same store sales. Average sales per gross square foot decreased 9.8% to $129 in the first six months of fiscal 2001 from $143 in the first six months of fiscal 2000.

Cost of sales, including occupancy costs, increased 4.6% to $101.3 million in the first six months of fiscal 2001 from $96.8 million in the first six months of fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs increased 2.8% from 64.4% in the first six months of fiscal 2000 to 67.2% in the first six months of fiscal 2001. This 2.8% increase resulted from a 0.9% increase in the cost of merchandise and a 1.9% increase in occupancy costs as a percent of sales. The increase in the cost of merchandise as a percentage of net sales was due to an increase in markdowns, partially offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted primarily from the decrease in same store sales.

In the first six months of fiscal 2001, selling, general, administrative and buying expenses totaled $49.5 million compared to $42.2 million in the first six months of fiscal 2000. As a percent of sales, these expenses increased from 28.1% in the first six months of fiscal 2000 to 32.8% in the first six months of fiscal 2001. The $7.3 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first six months fiscal 2001 was $6.3 million as compared to $6.2 million for the first six months of fiscal 2000. The increase is attributable to additional depreciation and amortization expense related to new stores, remodels and relocations which was partially offset by the older stores' assets becoming fully depreciated in fiscal 2000.

Interest expense in the first six months of fiscal 2001 was $7.0 million or 4.6% of net sales as compared to $6.7 million or 4.5% of net sales for the first six months of fiscal 2000. Interest expense for the first six months of fiscal 2001 reflects interest on the capital lease, notes payable, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs. Interest expense for the first six months of fiscal 2000 reflects interest on the senior bridge note and amortization of related issuance costs through May 17, 1999 and interest and amortization costs on the senior notes from May 17, 1999 through July 31, 1999.

The income tax benefit for the first six months of fiscal 2001 was $5.6 million or a 42.6% income tax benefit rate as compared to a benefit of $566,000 or a 44.0% income tax benefit rate for the first six months of fiscal 2000. The lower income tax benefit rate was due to the mix of income between U.S. and foreign sources.

The net loss increased from $1.2 million in the first six months of fiscal 2000 to a loss of $7.5 million in the first six months of fiscal 2001 due to the factors discussed above.

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

Net cash used in operating activities in the first six months of fiscal 2001 was $8.4 million as compared to net cash provided by operating activities of $3.2 million in the first six months of fiscal 2000. The increase in net cash used in operating activities was principally due to the increase in our loss for the six month period.

Capital expenditures for the first six months of fiscal 2001 and the first six months of fiscal 2000 were $16.5 million and $9.3 million, respectively. Management estimates that capital expenditures for the remaining six months of fiscal 2001 will be $5.0 million, of which, $800,000 will be used for new point-of-sale equipment and software and $4.2 million will be used to open an additional 25 new stores and to upgrade existing stores and systems. The number of existing stores which we can remodel and the number of new stores which we can open is dependent upon cash flow from operations after providing for working capital requirements and necessary system upgrades.

We have an agreement from a lending institution for $6.0 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include a variable interest rate based on the purchase date and expire five years from the date of the initial equipment financed. During the second quarter, we increased the amount available under the capital lease from $5.0 million to $6.0 million. As of July 29, 2000, $5.2 million of lease financing was incurred under this arrangement. The $800,000 needed to purchase new point of sale equipment for the balance of the fiscal year will be financed with the use of proceeds from the capital lease.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed fourteen stores in fiscal 2000, nine stores in the first six months of fiscal 2001 and anticipate closing approximately ten additional stores during fiscal 2001. One store was closed in the first six months of fiscal 2000.

As of July 29, 2000, we had $882,000 in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of July 29, 2000, our indebtedness under our senior notes totaled $100.1 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $6.5 million of unamortized original issue discount, and approximately $389,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

Our revolving credit facility provides for a line of credit in an amount of up to $20.0 million (including a sublimit of $10.0 million for letters of credit) and matures in October

2001. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory. Peak borrowing periods occur in July, August, October and November. Interest on outstanding borrowings under the revolving credit facility is payable at 1.75% over the adjusted Eurodollar Rate or at the prime rate (9.5% at July 29, 2000). The revolving credit facility subjects us to a minimum tangible net worth covenant (as defined) of $39.0 million and contains other customary restrictive covenants. As of July 29, 2000, minimum tangible net worth (as defined) was $49.0 million. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets. As of July 29, 2000, we had $4.0 million of borrowings outstanding under the revolving credit facility, $1.0 million of letters of credit outstanding, and $15.0 million of availability thereunder.

We have minimum annual rental commitments of approximately $22.2 million in fiscal 2001 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating requirements and currently planned capital expenditures through the end of fiscal 2001. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the statement regarding forward looking disclosures.

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

    10.01 Amendment No. 2 to Employment Agreement, dated as of August 8, 2000 by and between Jay Galin and G+G Retail, Inc.

    27.01    Financial data schedule.


    (b)      Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                G+G RETAIL, INC.


     Date September 8, 2000                 By  /s/  Michael Kaplan
          -----------------                    --------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                        (signing on behalf of the registrant and
                                             as principal financial officer)

                                  EXHIBIT INDEX


 EXHIBIT      DESCRIPTION
 -------      -----------

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

    10.01     Amendment No. 2 to Employment Agreement, dated as of August 8,
              2000 by and between Jay Galin and G+G Retail, Inc.

    27.01     Financial data schedule.

