Form 10-Q
period 2000-10-28
G&G RETAIL INC
filed 2000-12-11
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended   October 28, 2000
                                              ---------------------

                      COMMISSION FILE NUMBER   333-81307
                                             --------------

                                G+G RETAIL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      22-3596083
     ------------------------------                     -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                   520 Eighth Avenue, New York, New York 10018
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                           Yes  X        No
                                                               ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Class B                               Outstanding at December 8, 2000
---------------------                        --------------------------------
Common $.01 par value                                     10 shares

                                    CONTENTS


                                                                                                          PAGE
                                                                                                           NO.
                                                                                                          ---
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

                Condensed Consolidated Balance Sheets - October 28, 2000 and January 29, 2000               3

                Condensed Consolidated Statements of Operations - Three and Nine Months Ended
                   October 28, 2000 and October 30, 1999                                                    4

                Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                   October 28, 2000 and October 30, 1999                                                    5

                Notes to Unaudited Condensed Consolidated Financial Statements                              6

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations     7-12

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                                 12

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                           13

SIGNATURE PAGE                                                                                             14


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                       OCTOBER      JANUARY
                                                       28, 2000     29, 2000
                                                      ---------    ---------
ASSETS
Current assets:
   Cash and short-term investments                     $    890     $ 19,093
   Accounts receivable                                    1,150          723
   Income taxes receivable                                  280           --
   Merchandise inventories                               24,614       12,868
   Prepaid expenses                                         553          712
   Deferred tax assets                                    3,052          504
                                                       --------     --------
Total current assets                                     30,539       33,900

Property and equipment, net                              50,815       34,938
Intangible assets, net                                  113,187      116,816
Deferred tax assets                                       1,063          863
Other assets                                                299          225
                                                       --------     --------
Total assets                                           $195,903     $186,742
                                                       ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                    $ 20,654     $  9,721
   Accrued expenses                                      14,594       12,915
   Accrued interest                                       5,562        2,517
   Income taxes payable                                      --        3,250
   Short-term borrowings                                  1,200           --
   Current portion of capital lease                       1,144          385
                                                       --------     --------
Total current liabilities                                43,154       28,788

Capital lease                                             4,148        1,747
Long-term debt                                          100,351       99,733
                                                       --------     --------
Total liabilities                                       147,653      130,268

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share,
      1,000 shares authorized, 10 shares issued and
      outstanding                                            --           --
   Additional paid-in capital                            50,298       50,298
   Retained earnings/(deficit)                           (2,048)       6,176
                                                       --------     --------
Total stockholder's equity                               48,250       56,474
                                                       --------     --------
Total liabilities and stockholder's equity             $195,903     $186,742
                                                       ========     ========

See accompanying notes

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                                 -------------------------------------------------------------
                                                                  THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                                 ENDED OCTOBER   ENDED OCTOBER   ENDED OCTOBER   ENDED OCTOBER
                                                                   28, 2000        30, 1999        28, 2000        30, 1999
                                                                 -------------------------------------------------------------
Net sales                                                           $85,661         $77,056        $236,377        $227,322
Cost of sales (including occupancy costs)                            53,502          49,308         154,756         146,058
Selling, general, administrative and buying expenses                 26,551          22,561          76,001          64,759
Depreciation and amortization expense                                 3,317           2,553           9,604           8,725
                                                                    -------         -------        --------        --------
Operating income (loss)                                               2,291           2,634          (3,984)          7,780

Interest expense                                                      3,581           3,393          10,573          10,060
Interest income                                                          16             138             229             372
                                                                    -------         -------        --------        --------
Loss before extraordinary loss and benefit from income taxes         (1,274)           (621)        (14,328)         (1,908)

Benefit from income taxes                                              (543)           (274)         (6,104)           (840)
                                                                    -------         -------        --------        --------
Loss before extraordinary loss                                         (731)           (347)         (8,224)         (1,068)

Extraordinary loss, net of $354,000 of income taxes                      --              --              --            (450)
                                                                    -------         -------        --------        --------
Net loss                                                            $  (731)        $  (347)       $ (8,224)       $ (1,518)
                                                                    =======         =======        ========        ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)

                                                               NINE MONTHS      NINE MONTHS
                                                              ENDED OCTOBER    ENDED OCTOBER
                                                                 28, 2000         30, 1999
                                                                 --------         --------
OPERATING ACTIVITIES
Net loss                                                        $  (8,224)      $  (1,518)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
  Depreciation and amortization                                     9,604           8,725
  Amortization of debt issue costs                                  1,324           1,349
  Deferred taxes                                                   (2,748)         (1,125)
  Extraordinary loss, net of income tax                              --               450
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets            (341)           (334)
   Income taxes receivable                                           (280)           --
   Merchandise inventories                                        (11,746)        (11,013)
   Accounts payable, accrued expenses and accrued interest         15,658          12,716
   Income taxes payable                                            (3,250)           (650)
                                                                ---------       ---------
Net cash (used in) provided by operating activities                    (3)          8,600

INVESTING ACTIVITIES
Capital expenditures, net                                         (22,560)        (15,318)
                                                                ---------       ---------
Net cash used in investing activities                             (22,560)        (15,318)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes                               --           107,000
Proceeds from short-term borrowings                                11,300            --
Proceeds from capital lease                                         3,678           1,053
Payment of senior bridge note                                        --           (90,000)
Original issue discount on senior note                               --            (7,340)
Payment of debt issuance costs                                       --            (5,748)
Payment of short-term borrowings                                  (10,100)           --
Payment of capital lease                                             (518)             (6)
                                                                ---------       ---------
Net cash provided by financing activities                           4,360           4,959
                                                                ---------       ---------

Net decrease in cash and short-term investments                   (18,203)         (1,759)
Cash and short-term investments, beginning of period               19,093          13,129
                                                                ---------       ---------
Cash and short-term investments, end of period                  $     890       $  11,370
                                                                =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest                                                        $   6,205       $   3,924
                                                                =========       =========
Income taxes net of cash refunds of $1,171                      $     227       $     956
                                                                =========       =========

See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of October 28, 2000,
           (2) the results of its operations for the three and nine months ended October 28, 2000 and October 30, 1999 and (3) its cash flows for the nine month period ended October 28, 2000 and October 30, 1999. The balance sheet at January 29, 2000 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 29, 2000 filed on April 20, 2000. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

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

Note 3 The Company is a party to a Loan and Security Agreement, which expires in October 2001, and provides for a revolving credit facility ("Facility"), subject to eligible inventory, not to exceed $20 million, of which $10 million can be used for letters of credit. There was $1,200,000 of outstanding borrowings under the Facility at October 28, 2000. Outstanding letters of credit under the Facility totaled approximately $700,000 at October 28, 2000. Interest on amounts advanced under the Facility accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (9.5% at October 28, 2000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading national mall-based retailer of popular price female junior apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of October 28, 2000, we had 515 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

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

During fiscal 2000, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 6-to-12 years old. At October 28, 2000, there were 48 Rave Girl stores in operation throughout the United States and Puerto Rico.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF FISCAL 2001 AND THE THIRD QUARTER OF FISCAL 2000

Net sales increased $8.6 million or 11.2% to $85.7 million in the third quarter of fiscal 2001 as compared to $77.1 million in the third quarter of fiscal 2000. The increase in net sales was due to the opening of new stores which contributed $10.0 million to net sales in the third quarter of fiscal 2001, which was partially offset by a $1.4 million or 1.9% decrease in same store sales. Average sales per gross square foot increased 1.4% to $71 in the third quarter of fiscal 2001 from $70 in the third quarter fiscal 2000. The Company operated 515 stores at the end of the third quarter of fiscal 2001 as compared to 455 stores at the end of the third quarter of fiscal 2000, as a result of opening 76 new stores and closing 16 stores.

Cost of sales, including occupancy costs, increased 8.5% to $53.5 million in the third quarter of fiscal 2001 from $49.3 million in the third quarter of fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs decreased from 63.9% in the third quarter of fiscal 2000 to 62.4% in the third quarter of fiscal 2001. This 1.5% decrease resulted from a 2.4% decrease in cost of sales, offset by a 0.9% increase in occupancy costs. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on and a slight decrease in markdowns. The increase in occupancy costs as a percentage of net sales resulted primarily from the decrease in same store sales.

Selling, general, administrative and buying expenses increased 17.7% from $22.6 million in the third quarter of fiscal 2000 to $26.6 million in the third quarter of fiscal 2001. As a percentage of net sales, these expenses increased to 31.0% in the third quarter of fiscal 2001 as compared to 29.3% in the third quarter of fiscal 2000. The $4.0 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the third quarter fiscal 2001 was $3.3 million as compared to $2.6 million for the third quarter of fiscal 2000. The increase of $700,000 is attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the third quarter of fiscal 2001 was $3.6 million or 4.2% of net sales as compared to $3.4 million or 4.4% of net sales for the third quarter of fiscal 2000.

The income tax benefit for the third quarter of fiscal 2001 was $543,000 or a 42.6% income tax benefit rate as compared to a benefit of $274,000 or a 44.0% income tax benefit rate in the third quarter of fiscal 2000. The lower income tax benefit rate was due to the mix of income between U.S. and foreign sources.

The net loss increased from $347,000 in the third quarter of fiscal 2000 to a loss of $731,000 in the third quarter of fiscal 2001 due to the factors discussed above.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2001 AND THE FIRST NINE MONTHS OF FISCAL 2000

Net sales increased $9.1 million or 4.0% to $236.4 million in the first nine months of fiscal 2001 as compared to $227.3 million in the first nine months of fiscal 2000. The increase in net sales was due to the opening of new stores which contributed $28.9 million to net sales in the first nine months of fiscal 2001, which was partially offset by a $19.8 million or 9.0% decrease in same store sales. Average sales per gross square foot decreased 6.5% to $200 in the first nine months of fiscal 2001 from $214 in the first nine months of fiscal 2000.

Cost of sales, including occupancy costs, increased 6.0% to $154.8 million in the first nine months of fiscal 2001 from $146.1 million in the first nine months of fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs increased 1.2% from 64.3% in the first nine months of fiscal 2000 to 65.5% in the first nine months of fiscal 2001. This 1.2% increase resulted from a 1.5% increase in occupancy costs as a percent of sales, offset by a 0.3% decrease in the cost of sales. The decrease in the cost of sales as a percentage of net sales was due to an increase in the actual mark-on, which was partially offset by an increase in markdowns. The occupancy cost increase as a percent of sales resulted primarily from the decrease in same store sales.

In the first nine months of fiscal 2001, selling, general, administrative and buying expenses totaled $76.0 million compared to $64.8 million in the first nine months of fiscal 2000. As a percent of sales, these expenses increased from 28.5% in the first nine months of fiscal 2000 to 32.1% in the first nine months of fiscal 2001. The $11.2 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first nine months of fiscal 2001 was $9.6 million as compared to $8.7 for the first nine months of fiscal 2000. The increase is attributable to additional depreciation and amortization expense related to new stores, remodels and relocations which was partially offset by the older stores' assets becoming fully depreciated in fiscal 2000.

Interest expense in the first nine months of fiscal 2001 was $10.6 million or 4.5% of net sales as compared to $10.1 million or 4.4% of net sales for the first nine months of fiscal 2000. Interest expense for the first nine months of fiscal 2001 reflects interest on the capital lease, short-term borrowings, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs. Interest expense for the first nine months of fiscal 2000 reflects interest on the senior bridge note and amortization of related issuance costs through May 17, 1999 and interest and amortization costs on the senior notes from May 17, 1999 through October 30, 1999.

The income tax benefit for the first nine months of fiscal 2001 was $6.1 million or a 42.6% income tax benefit rate as compared to a benefit of $840,000 or a 44.0% income tax benefit rate for the first nine months of fiscal 2000. The lower income tax benefit rate was due to the mix of income between U.S. and foreign sources.

In the second quarter of fiscal 2000, the extraordinary loss of $450,000, net of $354,000 of income taxes, resulted from the write-off of the unamortized finance fees related to the senior bridge notes.

The net loss increased from $1.5 million in the first nine months of fiscal 2000 to a loss of $8.2 million in the first nine months of fiscal 2001 due to the factors discussed above.

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

Net cash used in operating activities in the first nine months of fiscal 2001 was $3,000 as compared to net cash provided by operating activities of $8.6 million in the first nine months of fiscal 2000. The increase in net cash used in operating activities was principally due to the increase in our loss for the nine month period.

Capital expenditures for the first nine months of fiscal 2001 and the first nine months of fiscal 2000 were $22.6 million and $15.3 million, respectively. Management estimates that capital expenditures for the remaining three months of fiscal 2001 will be approximately $1.0 million, of which, $100,000 will be used for new point-of-sale equipment and software and $900,000 will be used to open an additional six new stores and to upgrade existing stores and systems. The number of existing stores which we can remodel and the number of new stores which we can open is dependent upon cash flow from operations after providing for working capital requirements and necessary system upgrades.

We have an agreement from a lending institution for $6.0 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include a variable interest rate based on the purchase date and expire five years from the date of the initial equipment financed. As of October 28, 2000, $5.9 million of lease financing was incurred under this arrangement. The $100,000 needed to purchase new point of sale equipment for the balance of the fiscal year will be financed with the use of proceeds from the capital lease.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed fourteen stores in fiscal 2000, nine stores in the first nine months of fiscal 2001 and anticipate closing approximately ten additional stores during fiscal 2001. Seven stores were closed in the first nine months of fiscal 2000.

As of October 28, 2000, we had $890,000 in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of October 28, 2000, our indebtedness under our senior notes totaled $100.4 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $6.3 million of unamortized original issue discount, and approximately $372,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

Our revolving credit facility provides for a line of credit in an amount of up to $20.0 million (including a sublimit of $10.0 million for letters of credit) and matures in October 2001 with automatic annual renewals thereafter. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory. Peak borrowing periods occur in July, August, October and November. Interest on outstanding borrowings under the revolving credit facility is payable at 1.75% over the adjusted Eurodollar Rate or at the prime rate (9.5% at October 28, 2000). The revolving credit facility subjects us to a minimum tangible net worth covenant (as defined) of $39.0 million. As of October 28, 2000, tangible net worth (as defined) was $48.3 million. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets. As of October 28, 2000, we had $1.2 million of borrowings outstanding under the revolving credit facility, $700,000 of letters of credit outstanding, and $18.0 million of availability thereunder.

We have minimum annual rental commitments of approximately $22.2 million in fiscal 2001 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating requirements and currently planned capital expenditures through the end of fiscal 2002. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. Planned capital expenditures are based upon anticipated cash availability. The availability of additional cash would enable us to accelerate store openings. We are negotiating an increase in our revolving credit facility. The sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the statement regarding forward looking disclosures.

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

                                                                              13











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   G+G RETAIL, INC.


Date December 8, 2000                           By / s / Michael Kaplan
     ----------------                       -------------------------------
                                         Michael Kaplan, Chief Financial Officer
                                        (signing on behalf of the registrant and
                                             as principal financial officer)

                                                                              14









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

