Form 10-K405
period 2001-02-03
G&G RETAIL INC
filed 2001-05-04
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

                        Commission file number 333-81307

                                G+G RETAIL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Delaware                                                   22-3596083
 --------------------------------------------------------        -----------------------------------------------
     (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
                       organization)

              520 Eighth Avenue, New York, NY                                         10018
 --------------------------------------------------------        -----------------------------------------------
         (Address of principal executive offices)                                   (Zip Code)

                              Registrant's telephone number, including area code: (212) 279-4961

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of May 3, 2001 all of the common stock of the registrant was held by an affiliate. On May 3, 2001, 10 shares of the registrant's Class B common stock, par value $.01 were outstanding.

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

         As of April 2001, we had 530 stores, generally in major enclosed regional shopping malls, throughout the United States, Puerto Rico and the U.S. Virgin Islands which operate primarily under the G+G, Rave and Rave Girl names. We use the same store format for our G+G/Rave stores and apply this format in all of our markets. Our G+G/Rave stores average approximately 2,400 gross square feet and are designed to create a lively and exciting shopping experience for our teenaged customers.

         In July 1999, we opened our first Rave Girl store which sells apparel primarily for 7- to 12-year-old girls. We believe that the market for the sale of popularly priced fashion apparel to this age group is currently under served. We entered this market at a relatively low incremental cost by leveraging our existing administrative, distribution and marketing infrastructure. As of April 2001, we had 69 Rave Girl stores located in 21 states coast to coast and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

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

         Our principal executive offices are located at 520 Eighth Avenue, New York, New York 10018, telephone number (212) 279-4961.

Business Strategy

         Our business strategy is to expand our operations and increase our sales and earnings through the opening of new stores, including through the acquisition of individual or multiple leases, primarily in mall locations that we believe are favorable for business. During the fiscal years 1999, 2000 and 2001, we opened 92 G+G/Rave stores and 52 Rave Girl stores. We opened 6 G+G/Rave stores and 17 Rave Girl stores to date in fiscal 2002 and expect to open between 30 and 40 additional stores, in total, in the fiscal year. We believe that our strong relationships with our existing landlords provide us with a good opportunity to negotiate favorable lease terms in new locations.

Merchandising and Marketing

Merchandising Strategy

         Our merchandising strategy is to deliver the latest fashions to our customers more quickly and at lower prices than our competitors. Our G+G/Rave store merchandise is designed primarily to appeal to young women between the ages of 13 and 19 years old who desire fashion, quality and value. However, due to our merchandise and our geographic diversity, over the past few years our G+G/Rave stores also have increasingly attracted the 20- to 30-year-old female customer. Our Rave Girl store merchandise is designed primarily to appeal to the fashion desires of girls between the ages of 7 and 12 years old and the quality and value demands of parents who regularly replenish a growing child's wardrobe. A portion of our merchandise is private label that is manufactured to our specifications. This strategy gives us tighter control over apparel production and delivery than we would have if we purchased and sold brand-name merchandise. We offer the latest fashion in both apparel and accessories in stores that are designed to be bright, energetic and welcoming to create a fun and enjoyable shopping experience. Our apparel offerings include tops, bottoms, dresses, lingerie, coordinates and outerwear. We also carry accessories and shoes. We utilize an everyday value pricing strategy, as opposed to offering discounts on marked-up merchandise.

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

         Our merchandise team identifies and targets fashion trends and customer demand by, among other things, shopping domestic and foreign markets, reviewing magazines and catalogs and viewing television shows and movies directed to our customers, monitoring sell-through trends and attending selected fashion shows. We also maintain an office in California to ensure proper coverage of the trend-setting West Coast market. We review inventory levels constantly. Our planning and distribution staff plans our inventory on a store-by-store basis and is responsible for understanding the fashion demands of our customers.

Visual Presentation and Advertising

         We believe that effective and strong visual merchandising is critical. Our goal is to capture a customer's interest in the few seconds that she is exposed to the store front. Merchandise presentation is a product of store design, use of fixtures and in-store marketing that complements our merchandise. Our merchants and the marketing department jointly design the merchandise floor plan, which is integral to merchandise presentation. Once approved, we communicate a consistent presentation to all of our G+G/Rave or Rave Girl stores through a formal layout. We finalize the merchandise layout based on seasonal and climatic differences among regional markets. We prepare major floor changes for each major selling season and sale period. We forward modifications to the layout to all of our stores on a bi-weekly basis.

         We primarily advertise in our stores, stressing fashion, quality and value in support of our everyday value pricing strategy. Our marketing department creates a seasonal set of store signs that accentuates the merchandise presentation. Each season, we select and highlight key items with a comprehensive program of in-store posters and signs. The set of signs reflects new merchandise colors and fashion trends to keep the stores looking current and visually stimulating. The merchandise package also targets the customer with value pricing slogans in the form of large store-spanning banners and rack-top signs. Our store bags, boxes, name badges and other store peripherals emphasize our brand recognition.

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

         We believe that we have established relationships with an adequate number of suppliers to meet our ongoing inventory needs and that we have strong relationships with these suppliers. During fiscal 2001, we purchased our inventory from more than 300 suppliers. We have been purchasing inventory from our top three suppliers for more than five years. We do not have long-term contracts with our suppliers, and we transact business principally on an order-by-order basis. During fiscal 2001, our top three suppliers accounted for 10%, 9% and 6% of our inventory purchases. No other supplier accounted for more than 5% of our inventory purchases.

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

Locations and Format of Our Stores

Store Locations

         As of April 2001, we had 530 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands as set forth below:

State/Territory             Number of Stores                  State/Territory            Number of Stores
---------------             ----------------                  ---------------            ----------------
Alabama                            9                          Missouri                           9
Arkansas                           2                          Nebraska                           1
Arizona                            4                          Nevada                             1
California                        39                          New Hampshire                      4
Colorado                          10                          New Jersey                        20
Connecticut                        7                          New Mexico                         3
Delaware                           2                          New York                          43
Florida                           55                          North Carolina                     9
Georgia                           18                          Ohio                              20
Hawaii                             1                          Oklahoma                           1
Idaho                              1                          Oregon                             2
Illinois                          24                          Pennsylvania                      26
Indiana                            6                          Puerto Rico                       56
Kansas                             1                          Rhode Island                       1
Kentucky                           4                          South Carolina                     5
Louisiana                         13                          Tennessee                          8
Maine                              1                          Texas                             36
Maryland                          17                          Virginia                          11
Massachusetts                     19                          Virgin Islands                     2
Michigan                          18                          Washington                        12
Minnesota                          1                          Wisconsin                          3
Mississippi                        4                          West Virginia                      1


Store Format

         We use a similar store format for our G+G/Rave stores. Our Rave Girl stores have their own unique store format. We consistently apply our store formats in all the markets that we serve. In general, the G+G name is used in the New York, New Jersey and Connecticut markets, and the Rave name is used in other markets.

         Our stores are predominantly located in major enclosed regional shopping malls. Within such malls, we seek locations for our G+G/Rave stores in proximity to stores and areas having high teen traffic flow, such as music stores, shoe stores and food courts We locate our Rave Girl stores both in major regional shopping malls and in strip centers where we seek locations in proximity to other speciality stores that sell products to young girls. Our G+G/Rave stores are typically 2,400 gross square feet in size. Our Rave Girl stores are approximately 2,000 gross square feet.

         Our stores are designed to create a lively and exciting shopping experience for the customer. All of our stores are bright, colorful and fitted with various fixtures to display the merchandise in an appealing manner. Approximately 15% of the total space is committed to fitting rooms and storage space. Our merchandising staff centrally controls the store layout and merchandise placement. Typically, we update store and merchandise layouts on a bi-weekly basis, or sooner when necessary, to stay current with the seasons and fashion trends.

         Sales have been evenly balanced among our store base, with our highest volume store accounting for less than 1% of gross sales during fiscal 2001.

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

Store Openings and Closings

         We have implemented an ongoing program of opening new stores in locations that we believe are favorable for our business and closing underperforming stores. Since the beginning of fiscal 2001, we have opened 97 stores. During this same period, we have closed 23 underperforming stores. We plan to open between 30 and 40 additional stores and we anticipate that we will close approximately eleven stores during fiscal 2002.

         In deciding whether to open or close a store, we project store profitability based on the following:

         o    the location of the store in the mall;
         o the rental rate for the property where the store is or will be located;
         o    the performance of other apparel retail stores in the mall;
         o mall location and whether the particular mall environment is suitable for the store;
         o the quality of anchor stores in the mall in which the store is or will be located; and
         o    the extent of competition from other mall tenants.

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

         All of our stores have point-of-sale terminals that record sales at the style level, mark-downs, distribution center receipts, interstore transfers and store payroll. This information is transmitted daily to our host systems. During fiscal 2001, we completed our installation of our new point-of-sale equipment and software in all our stores.

Trademarks and Service Marks

         We own various trademarks, service marks and trade names, including G+G, Rave, Rave Up, Rave Girl, Rave City, R4R, In Charge and American High.

Employees

         As of April 2001, we had a total of approximately 4,200 employees, consisting of approximately 800 full-time salaried employees, approximately 1,200 full-time hourly employees and approximately 2,200 part-time hourly employees. The number of part-time hourly employees fluctuates due to the seasonal nature of our business.

         As of April 2001, Local 2326 of the UAW/AFL/CIO represented approximately 180 hourly employees in our distribution center. The collective bargaining agreement covering these employees expires on January 31, 2002. None of our other employees are members of a union. We consider our relations with both our union and non-union employees to be satisfactory.

Forward Looking Statements and Factors Affecting Future Performance.

         This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements describe our beliefs concerning future business conditions and the outlook for our business based on currently available information. Wherever possible, we have identified these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "estimate," and similar expressions. While these statements reflect our current judgment about the direction of our business, our actual results could differ materially from the estimates, assumptions and other future performance contained in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the strength of the women's and girls' apparel industries and the other risks and uncertainties described below. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements in this report may be found in the materials set forth under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

         We have significant debt. Our level of debt and the resulting amount of leverage may:

         o make it more difficult for us to make required payments under our outstanding notes and revolving credit facility;
         o require us to dedicate a substantial portion of cash flow from operations to principal and interest payments with respect to our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures or other general corporate purposes;
         o limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
         o increase our vulnerability to general adverse economic and industry conditions;
         o limit our flexibility in planning for, or reacting to, changes in our business and industry; and
         o place us at a competitive disadvantage compared to our competitors that have less debt.

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

         A significant number of our stores are located in Florida, California and the Caribbean. In addition, we plan to open more stores in theses areas. As a result, we are susceptible to fluctuations in our business caused by the severe weather or natural disasters which occur from time to time in these geographic regions. Also, unseasonable weather conditions such as an unusually cold spring or warm fall may have a negative effect on sales of or profit margin on seasonable merchandise.

Item 2.  Properties

         Our corporate headquarters is located in New York City and consists of 35,000 square feet of leased office space. From our headquarters, we administer our purchasing, merchandising, finance, store operations, management information systems, marketing, real estate, human resources and store construction functions. During the first quarter of fiscal year 2002, we leased an additional 5,000 square feet of office space to accommodate our growing needs. The lease for our headquarters expires on January 31, 2006. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value of the premises.

         As of April 2001, we had 530 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands. All of our store sites are leased. This table shows the number of store leases expiring during the years indicated, assuming the exercise of all available renewal options:

            Fiscal Year                        Leases Expiring
            -----------                        ---------------
                2002                                  62
                2003                                  67
                2004                                  51
                2005                                  42
                2006                                  59
             thereafter                              208

         As of April 2001, we also had 41 stores with expired leases, many of which we have reached agreement to extend subject to final documentation. We occupy those premises on a month-to-month basis. As of April 2001, we leased approximately 19% and 9% of our stores from our two largest landlords.

         We lease our distribution center located in North Bergen, New Jersey. The lease expires in August 2004. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value of the premises.

Item 3.  Legal Proceedings.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 3, 2001, we were not engaged in any legal proceedings that are expected to have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no public trading market for our common stock. Holdings is the only record holder of our common stock. We have not paid any dividends on our common stock during the last three fiscal years. Holdings has four authorized classes of common stock, and three authorized series of preferred stock, none of which are traded publicly. For more information about Holdings stock, see "Item
12. Security Ownership of Certain Beneficial Owners and Management" and "Item
13. Certain Relationships and Related Transactions."

Item 6.  Selected Financial Data

         We account for our operations on a fiscal year rather than a calendar year basis. Each reference in this report to a "fiscal" year means the 52 or 53 week fiscal year that ends on the Saturday nearest January 31 in the particular calendar year. Fiscal 2001 consisted of 53 weeks, all other years presented consisted of 52 weeks. The combined financial statements include the accounts of G&G Shops and stores operated by G&G Shops that were owned by Petrie Retail. We purchased the assets of all of the stores that G&G Shops operated and the trademarks used in that business in an acquisition that occurred on August 28, 1998.

         We derived the following selected financial and operating data from:

         o the combined balance sheets as of February 1, 1997 and January 31, 1998 and the related combined statements of operations and cash flows for fiscal 1997 and 1998 and the seven months ended August 28, 1998 from the audited financial statements of the business we acquired in the acquisition; and

         o the consolidated balance sheets as of January 30, 1999, January 29, 2000 and February 3, 2001 and the related consolidated statements of income and cash flows for the five months ended January 30, 1999, fiscal 2000 and 2001 from our audited financial statements.

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

                                G+G Retail, Inc.

                      Selected Financial and Operating Data

                                                     Acquired Assets                              G+G Retail, Inc.
                                        ------------------------------------------   -------------------------------------------
Dollars in thousands  except for sales
  per gross square foot                         Fiscal Year
                                        ---------------------------   Feb. 1, 1998   Aug. 29, 1998
                                                                       to Aug. 28,    to Jan. 30,    Fiscal Year    Fiscal Year
                                             1997           1998          1998           1999           2000           2001
                                          ---------      ---------    ------------   -------------   ------------   ------------
Statement of Operations Data:
Net Sales                                 $ 266,362      $ 286,938     $ 162,823      $131,567       $318,506         $350,040
Cost of sales (including occupancy
  costs)                                    166,636        177,765       106,056        79,267        196,330          217,032
Selling, general, administrative, and
  buying expenses (1)                        76,684         79,702        49,330        36,170         89,352          107,928
Depreciation and amortization expense         4,526          4,489         2,845         5,141         11,800           13,178
                                          ---------      ---------     ---------     ---------      ---------        ---------
Operating income                             18,516         24,982         4,592        10,989         21,024           11,902
Interest expense, net                             -              -             -         7,395         12,983           14,012
                                          ---------      ---------     ---------     ---------      ---------        ---------

Income (loss) before extraordinary
  loss and provision (benefit) for
  income taxes                               18,516         24,982         4,592         3,594          8,041           (2,110)
Provision (benefit) for income taxes          7,629         10,293         1,892         1,581          3,428             (808)
                                          ---------      ---------     ---------     ---------      ---------        ---------
Income (loss) before extraordinary
  loss                                       10,887         14,689         2,700         2,013          4,613           (1,302)
Extraordinary loss, net of $354 of
  income tax                                      -              -             -             -           (450)               -
                                          ---------      ---------     ---------     ---------      ---------        ---------
Net income (loss)                         $  10,877      $  14,689     $   2,700      $  2,013       $  4,163         $ (1,302)
                                          =========      =========     =========     =========      =========        =========
Other Operating Data:
Sales per gross square foot (2)           $     277      $     295     $     160      $    130       $    296         $    291
Inventory turnover (3)                         6.4X           6.6X          6.0X          6.5X           5.6X             6.1X
Same store net sales increase
  (decrease) (4)(5)                           13.0%           4.5%        (3.0)%        (1.1)%         (0.5)%           (3.7)%
Capital expenditures:
  New stores                              $     829      $   2,972     $   1,299      $  1,027       $ 10,200         $ 13,615
  Remodels                                      892          3,320         1,809         1,341          6,680            7,877
  POS equipment                                   -              -             -             -          2,469            4,164
  Non-store assets and systems                  231            713           292           411          1,276              639
                                          ---------      ---------     ---------     ---------      ---------        ---------
Total capital expenditures                $   1,952      $   7,005     $   3,400      $  2,779       $ 20,625         $ 26,295
                                          =========      =========     =========     =========      =========        =========
Number of Stores

  Beginning balance                             416            395           408           415            422              456
  New stores opened                              11             25             9            13             48               74
  Existing stores closed                         32             12             2             6             14               19
                                          ---------      ---------     ---------     ---------      ---------        ---------
  Ending balance                                395            408           415           422            456              511
                                          =========      =========     =========     =========      =========        =========
Other Financial Data:
EBITDA as adjusted (6)                    $  24,791      $  31,305     $   8,449      $ 16,130       $ 32,824         $ 25,080
EBITDA margin as adjusted (7)                   9.3%          10.9%          5.2%         12.3%          10.3%             7.2%
Cash provided by operating activities     $  20,043      $  25,588     $  15,793      $ 11,943       $ 20,592         $ 18,908
Cash used in investing activities            (1,952)        (7,005)       (3,400)     (137,658)       (20,625)         (26,295)
Cash (used in) provided by financing
  activities                                (18,545)       (19,069)      (14,140)      137,069          5,997            2,862

                                            Acquired Assets                     G+G Retail, Inc.
                                      -------------------------      --------------------------------------
Dollars in thousands                   Feb. 1,         Jan. 31,      Jan. 30,       Jan. 29,        Feb. 3,
                                        1997             1998          1999           2000            2001
                                      -------          --------      --------       --------       --------
Balance Sheet Data:
Total assets                            $  25,818      $  28,157     $ 167,664      $ 186,742      $ 197,169
Total long-term debt                       20,591         20,866        90,000        101,480        104,465

                 Notes to Selected Financial and Operating Data

(1) Selling, general, administrative and buying expenses include royalty expense and store closing expenses. Royalty expense represents an amount charged by Petrie Retail for the use of trademarks that we purchased in the acquisition.
(2) Our sales per gross square foot was $287 for the first 52 weeks of fiscal year 2001.
(3) Calculated by dividing the sum of monthly net retail sales by average monthly retail inventory. The fiscal 2000 inventory turn was negatively impacted by the off-season inventory purchases made during the fiscal year. Without these off-season purchases, inventory turn for fiscal 2000 would have been 6.1 times.
(4)  A store becomes comparable after it is open 12 full months.
(5) Our same store net sales decreased 5.3% for the first 52 weeks of fiscal year 2001.
(6) We define EBITDA as operating income plus depreciation and amortization. In addition, we have further adjusted EBITDA to add back royalty expense. See note (1). EBITDA as adjusted does not represent cash flow from operations. You should not consider EBITDA as adjusted to be an alternative to operating or net income computed in accordance with generally accepted accounting principles, an indicator of our operating performance, an alternative to cash from operating activities as determined in accordance with GAAP or a measure of liquidity. We believe that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the retail industry. As a result, we present this information to give you a more complete comparative analysis of our operating performance relative to other companies in the industry. Not all companies calculate EBITDA using the same methods. Therefore, the EBITDA as adjusted figures that we present may not be comparable to EBITDA reported by other companies.
(7)  Computed by dividing EBITDA as adjusted by net sales.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following in conjunction with the selected financial data and our combined and consolidated financial statements and the related notes included elsewhere in this report.

Overview

         We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. During fiscal 2000, we began to sell fashion apparel and accessories targeted at pre-teens aged 7- to 12-years old. In August 1998, we acquired the business of G&G Shops and the stores operated by subsidiaries of Petrie Retail and the trademarks and other assets used in that business. We obtained financing for the acquisition by a net capital contribution by Holdings to us of $49.8 million and by borrowing $90.0 million under senior bridge notes that we subsequently repaid with the issuance of our senior notes. We accounted for the acquisition under the purchase method of accounting.

Results of Operations

         The statement of operations for fiscal 2001 and 2000 are not comparable to fiscal 1999 because of the change in basis of accounting that resulted from our August 28, 1998 acquisition of substantially all of the assets and assumption of certain liabilities of G&G Shops and its subsidiaries and certain other subsidiaries of Petrie Retail. Since that acquisition, we incurred additional depreciation, amortization and interest expense, all of which are associated with the acquisition and reflected in the financial statements for the period August 29, 1998 through January 30, 1999 and the fiscal year ended January 29, 2000 and February 3, 2001. Interest expense for the periods August 29, 1998 to May 17, 1999 reflects interest associated with our senior bridge notes, while interest expense for the period May 18, 1999 to January 29,

2000 and for fiscal year 2001 reflects interest associated with our senior notes. Except for depreciation, amortization, and interest expense noted above, the statement of operations for fiscal 2000 is comparable to fiscal 1999.

         The following table sets forth selected operating statement data, expressed as a percentage of net sales, of:

         o the companies from which we acquired our business for the period from February 1, 1998 to August 28, 1998; and

         o G+G Retail for the period from August 29, 1998 to January 30, 1999, fiscal 2000 and fiscal 2001.


                                                         Acquired
                                                          Assets                           G+G Retail, Inc.
                                                      ---------------     ----------------------------------------------------
                                                                          Aug. 29, 1998
                                                      Feb. 1, 1998 to           to
                                                       Aug. 28, 1998      Jan. 30, 1999    Fiscal Year 2000   Fiscal Year 2001
                                                      ---------------     -------------    ----------------   ----------------
      Net Sales                                          100.0%             100.0%            100.0%              100.0%
      Cost of Sales (including occupancy costs)           65.1               60.2              61.6                62.0
      Selling, general, administrative and
        buying expenses                                   30.3               27.5              28.1                30.8
      Depreciation and amortization expense                1.7                3.9               3.7                 3.8
      Operating income                                     2.9                8.4               6.6                 3.4
      Interest expense, net                                --                 5.6               4.1                 4.0
      Income (loss) before extraordinary loss
        and provision (benefit) for income taxes           2.9                2.8               2.5                (0.6)
      Extraordinary loss, net of tax                       --                 --                0.1                 --
      Net income (loss)                                    1.7                1.5               1.3                (0.4)
      EBITDA as adjusted                                   5.2               12.3              10.3                 7.2

Comparison of Fiscal 2001 and Fiscal 2000

         Our fiscal year ends on the Saturday closest to January 31 and generally results in a 52 week fiscal year. However, every five or six years, our fiscal year is 53 weeks. Fiscal 2001 included 53 weeks. For purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

         Net sales increased to $350.0 million in fiscal 2001 from $318.5 million in fiscal 2000. The $31.5 million or 9.9% increase in net sales was due to the opening of new stores, which contributed $42.9 million to the net sales increase in fiscal 2001 and was offset by a $11.4 million, or a 3.7% decrease in same store sales compared to fiscal 2000 (a 5.3% same store sales decrease based on the first 52 weeks of fiscal 2001). The same store sales decline for the fiscal year 2001 was positively impacted by the same store sales increase of 3.9% in the fourth quarter of fiscal 2001 (comparing the first 13 weeks of the fourth quarter of fiscal 2001 to the 13 weeks of fiscal 2000). Average sales per gross square foot decreased 1.7%, to $291 in fiscal 2001 from $296 in fiscal 2000. We operated 511 stores as of February 3, 2001 as compared to 456 stores as of January 29, 2000. This was the result of opening 74 stores and closing 19 stores during the period.

         Cost of sales, including occupancy costs, increased 10.6% to $217.0 million in fiscal 2001 from $196.3 million in fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs increased 0.4%, from 61.6% in fiscal 2000 to 62.0% in fiscal 2001. This 0.4% increase resulted from a 0.7% decrease in cost of sales, which was offset by a 1.1% increase in occupancy costs as a percentage of sales. The decrease in cost of sales as a percentage of net sales was due to an increase in the initial mark-on and a $500,000 increase in vendor allowances received in fiscal 2001 as compared to fiscal 2000, offset in part by an increase in markdowns. We recognize vendor allowances when executed agreements are received from our vendors. These allowances primarily benefit our fourth fiscal quarter in each year. Allowances recognized in the first three quarters of our fiscal year are mark-down allowances received from vendors for specific poor-performing styles of merchandise and have historically aggregated less than 15% of total vendor allowances received in a fiscal year. Year-end allowances, which represent the balance of vendor allowances, are negotiated and recorded in the fourth quarter based on vendor profitability and volume for the calendar year. Vendor allowances for fiscal 2001 were $3.6 million, as compared to $3.1 million in fiscal 2000. The occupancy cost increase as a percent of sales resulted from an overall increase in occupancy costs coupled with a decrease in same store sales.

         Selling, general, administrative and buying expenses increased $18.5 million or 20.7% to $107.9 million in fiscal 2001 from $89.4 million, in fiscal 2000. As a percentage of net sales, these expenses increased to 30.8% of sales in fiscal 2001, as compared to 28.1% in fiscal 2000. Fiscal 2001 expenses reflects additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

         Depreciation and amortization expense for fiscal 2001 was $13.2 million compared to $11.8 million for fiscal 2000. The increase is mainly attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

         Net interest expense in fiscal 2001 was $14.0 million or 4.0% of net sales, as compared to $13.0 million or 4.1% of net sales for fiscal 2000. The period January 31, 1999 through May 17, 1999 reflects interest on our senior bridge notes and amortization of the related issuance costs. The period May 18, 1999 through January 29, 2000 and fiscal 2001 reflects interest on our senior notes and the amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings and deferred financing costs. In fiscal 2001, there was capital lease interest of $456,000 as compared to $36,000 in fiscal 2000. In fiscal 2001, there was interest expense of approximately $200,000 on our short-term borrowings. In fiscal 2000 there were no short-term borrowings.

         The income tax benefit for fiscal 2001 was $808,000 or a 38.3% income tax benefit rate as compared to income tax expense of $3.4 million, excluding $354,000 of income tax benefit from the extraordinary loss, or a income tax rate of 42.6% for fiscal 2000. The lower income tax benefit rate in fiscal 2000 was due the mix of income between U.S. and foreign sources.

         There was a net loss of $1.3 million in fiscal 2001 as compared to a net income of $4.2 million in fiscal 2000. The net loss for fiscal 2001 was positively impacted by the $6.9 million of net income in the fourth quarter of fiscal 2001 as compared to the net income of $5.7 million in the fourth quarter of fiscal 2000.

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

         In fiscal 2000, selling, general, administrative and buying expenses totaled $89.4 million, compared to $85.5 million in fiscal 1999. As a percentage of net sales, these expenses decreased to 28.1% of sales in fiscal 2000, as compared to 29.0% in fiscal 1999. Fiscal 1999 expenses included a non-recurring $3.3 million success fee obligation paid to two of our officers in connection with their assistance in connection with the acquisition of the business of G&G Shops, as well as a $1.0 million royalty charge from Petrie Retail for the use of certain trademarks which were owned by Petrie Retail. We purchased these trademarks in connection with the acquisition. Fiscal 2000 expenses reflects additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs which is partially offset by a gain from insurance proceeds received in the second quarter from a prior year hurricane loss of approximately $300,000.

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

         On May 2, 2001, we replaced our revolving credit facility with a new three-year facility that provides for a line of credit in an amount of up to $30.0 million (including a sublimit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowings can range either from prime to prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar rate, based on the profitability and amount of indebtedness of the Company. The revolving credit facility subjects us to a minimum net worth covenant (as defined) of $40.0 million and contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of February 3, 2001, under the revolving credit facility then in place, we had no borrowings outstanding, but had approximately $412,500 of letters of credit outstanding.

         Net cash provided by operating activities in fiscal 2001 was $18.9 million, as compared to $20.6 million in fiscal 2000. The decrease in net cash provided by operating activities in fiscal 2001, as compared to fiscal 2000, was due to the net loss in fiscal 2001, an increase in inventory of $2.5 million, offset by an $8.9 million increase in accrued expenses and accounts payable.

         Capital expenditures for fiscal 2001, 2000 and 1999 were $26.3 million, $20.6 million and $6.2 million respectively. Capital expenditures were limited for the period February 1, 1998 to August 28, 1998 due to liquidity problems at Petrie Retail. For fiscal 2002, management estimates capital expenditures will be between $16.0 million and $18.0 million.

         We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and leases expire five years from the date of the initial equipment financed. As of February 3, 2001, $6.0 million of lease financing was incurred under this arrangement and the balance of the capital lease line will be used in fiscal 2002. The capital lease obligation outstanding as of February 3, 2001 was $5.2 million.

         We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eight stores in fiscal 1999, fourteen stores in fiscal 2000 and nineteen stores in fiscal 2001.

         As of February 3, 2001, we had $14.6 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

         On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of nonvoting Class D Common Stock at an exercise price of $.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. At February 3, 2001, our indebtedness under our senior notes totaled $100.6 million, which reflects the aggregate face amount of the senior notes of $107.0 million, net of $6.1 of unamortized original issue discount, and approximately $355,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the senior notes is 11% per annum, payable semi-annually.

         We have minimum annual rental commitments of approximately $26.0 million in fiscal 2002 under existing store leases and the leases for our corporate headquarters and distribution center.

         We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2002. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, our capitalized lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. As of February 3, 2001, we had negative working capital of $2.4 million

         If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all our notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control, our parent company may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to it.

Seasonality and Quarterly Operating Results

         Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2001, our fourth quarter accounted for approximately 32.5% of annual net sales, as compared to 28.6% in fiscal 2000.

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

Recently Issued Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Our directors and executive officers are:

Name                            Age    Position
----                            ---    --------
Jay Galin                       65     Chairman of the Board of Directors and Chief Executive Officer
Scott Galin                     42     President, Chief Operating Officer and Director
Craig Cogut                     47     Director
Donald D. Shack                 72     Director
Lenard B. Tessler               48     Director
Michael Kaplan                  47     Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James R. Dodd                   59     Senior Vice President Store Operations
Robert W. Tinbergen             53     Senior Vice President Merchandise Planning and Distribution
Jeffrey Galin                   39     Senior Vice President/Merchandise Manager

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

         Donald D. Shack is a founding member of the law firm of Shack Siegel Katz Flaherty & Goodman, P.C., general counsel to G+G Retail and Holdings. He joined our Board of directors in August 1998. Before the formation of Shack Siegel Katz Flaherty & Goodman, P.C. in April 1993, Mr. Shack was a member of the law firm of Whitman & Ransom from 1990 to 1993 and a member of the law firm of Golenbock & Barell from 1959 to 1989. Mr. Shack is a member of the Board of Directors of Ark Restaurants Corp., Just Toys, Inc. and International Citrus, Inc.

         Lenard B. Tessler is a founding principal of TGV Partners, a private investment partnership which was formed in April 1990. He joined our Board of Directors in August 1998. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry from 1994 to 1997, after serving as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buyout firm formed in 1987. Mr. Tessler serves as a member of the Board of Directors of Opinion Research Corporation, Inc.

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

         Robert W. Tinbergen has worked in the apparel industry for over 25 years. He served as Vice President of Planning and Distribution of G&G Shops from March 1988 to August 1998. He became our Vice President Merchandise Planning and Distribution in August 1998 and Senior Vice President Merchandise Planning and Distribution in October 1999. From 1982 to 1987, he served as director of distribution for Orbachs.

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

Board of Directors

         Under the certificate of incorporation of Holdings, so long as Holdings controls us, Holdings is required to cause our Board of directors to be identical to its board of directors. The board of directors of Holdings and, as a result, our board of directors each consists of five members. All of our Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Holders of class A common stock of Holdings are currently entitled to elect three directors, and holders of class B common stock of Holdings are currently entitled to elect two directors. Messrs. Jay and Scott Galin and Mr. Shack were elected to the Board of Directors of Holdings by the holders of class A common stock of Holdings. Mr. Cogut and Mr. Tessler were elected to the Board of Directors of Holdings by the holders of class B common stock. As of May 1, 2001, Jay and Scott Galin collectively owned, assuming the exercise of their vested stock options, approximately 83.6% of the outstanding class A common stock of Holdings. Affiliates of Pegasus Investors owned 100% of the class B common stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." See "Item 13. Certain Relationships and Related Transactions" for descriptions of agreements relating to the stock ownership and management of our business.

         Holders of class A common stock of Holdings will be entitled to elect two of our directors, and holders of class B common stock of Holdings will be entitled to elect three of our directors, upon the occurrence of any of the following events:

         o the consolidated earnings of Holdings before interest, taxes, depreciation and amortization for the most recent 12 full months being less than $15.0 million;

         o the occurrence of defaults under any debt facilities of G+G Retail or Holdings;

         o termination of the employment of either of Jay Galin or Scott Galin by us for cause or by either of them without good reason, as these terms are defined in each executive's employment agreement; or

         o the failure of Holdings to perform specified obligations to the holders of its series B preferred stock.

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

         Under an agreement dated August 28, 1998 among Pegasus Investors, G+G Retail, Pegasus Partners, L.P. and Pegasus Related Partners, L.P., the Pegasus entities agreed that they will elect Lenard Tessler as a director of G+G Retail and Holdings, for as long as:

         o TGV/G+G Investors LLC, an affiliate of TGV Partners of which Lenard Tessler is a principal, is a limited partner of Pegasus G&G Retail; and

         o the Pegasus entities have the power to elect at least two Directors to the Board of Directors of Holdings.

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

Item 11. Executive Compensation

         The table below contains information on the fiscal 1999, 2000 and 2001 compensation for services to us and G&G Shops by the individuals who served as our chief executive officer and our four next most highly compensated executive officers at the end of fiscal 2000. Fiscal 1999 compensation includes compensation from February 1, 1998 to August 28, 1998 from G&G Shops. In connection with the acquisition, each of these executive officers terminated his employment with G&G Shops and became our officer.


                           Summary Compensation Table

                                                    Annual Compensation                  Long-Term Compensation
                                           ---------------------------------------      -------------------------
                                                                                          Shares
                                                                      Other Annual      Underlying    All Other
Name and Principal Position        Year    Salary(1)      Bonus       Compensation       Options(#)  Compensation
---------------------------        ----    ---------      -----       ------------      -----------  ------------

Jay Galin
   Chairman of the Board of        2001   $1,085,417   $   65,125            --              --     $   25,800
   Directors and Chief Executive   2000    1,060,417      212,083            --             2,500       23,246
   Officer                         1999    1,116,666         --         $140,655(2)          --      1,665,460(3)

Scott Galin                        2001   $  835,417   $   38,125            --              --     $   25,800
   President, Chief Operating      2000      535,417      107,083            --             2,500       23,246
   Officer and Director            1999      502,884         --         $142,948(2)          --      1,665,460(3)

Michael Kaplan
   Sr. Vice President, Chief       2001   $  281,004   $   17,529            --              --     $   20,600
   Financial Officer, Treasurer    2000      268,006       53,600            --               200       19,182
   and Secretary                   1999      259,325       26,500(4)         --              --         11,401

Jeffrey Galin                      2001   $  220,385   $   13,749            --              --     $   17,100
   Sr. Vice President              2000      208,462       41,692            --               150       16,499
   Merchandise Manager             1999      194,326       20,500(4)         --              --          8,718

James Dodd                         2001   $  211,442   $   13,200            --              --     $   20,600
   Sr. Vice President              2000      200,000       40,000            --               150       19,182
   Store Operations                1999      128,402       20,000(4)         --              --          3,044

----------

(1) For fiscal 1999, $679,166 of Jay Galin's salary, $274,519 of Scott Galin's salary, $143,654 of Mr. Kaplan's salary, $109,615 of Jeffrey Galin's salary and $62,633 of Mr. Dodd's salary was paid by G&G Shops prior to the acquisition.

(2) Represents personal legal fees and disbursements reimbursed in connection with the acquisition.

(3) Includes a success fee equal to $1,378,000 in cash and a note payable by us in the amount of $272,000 for each of Jay and Scott Galin's assistance in the sale of the junior apparel retail business of G&G Shops before the acquisition. See "Item 13. Certain Relationships and Related Transactions--Purchase of Stock in Holdings; Success Fees; Loans from Holdings."

(4) Reflects a retention bonus earned during fiscal 1999 and prior fiscal years during which the companies from which we acquired our business operated under the protection of Chapter 11 of the United States Bankruptcy Code. These bonuses were paid on or about March 15, 1999.


         The figures in the column "All Other Compensation" include premiums paid under our executive medical reimbursement plan. The plan, which is available to full-time employees at or above the assistant director level, reimburses covered employees for medical, dental, vision and deductible expenses not covered by our primary healthcare plan, which is available to all of our full-time employees. The premiums paid under the plan for the following officers in 2001, 2000 and 1999, respectively, were: Jay Galin $10,500, $8,123 and $8,118; Scott Galin $10,500, $8,123 and $8,118; Mr. Kaplan $5,300, $4,059 and
$4,059; Jeffrey Galin $1,800, $1,376 and $1,376; and Mr. Dodd $5,300, $4,059 and
$3,044. Also includes contributions to the G+G Retirement Plan and Trust made for the benefit of the following officers in 2001, 2000 and 1999, respectively, as follows: Jay Galin $15,300, $15,123 and

$7,342; Scott Galin $15,300, $15,123 and $7,342; Mr. Kaplan $15,300, $15,123 and
$7,342; Jeffrey Galin $15,300, $15,123 and $7,342; and Mr. Dodd $15,300 $15,123
and $ 0.

         The following table sets forth certain information about the exercise of options to purchase the class A common stock of Holdings and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal-year-end Option Values

                                                                                            Value of
                                                                Shares Underlying         Unexercised
                                                                   Unexercised            In-the-Money
                                                                    Options at             Options at
                                                                   02/03/01(#)             02/03/01($)
                     Shares Acquired on          Value              Exercisable/          Exercisable/
Name                    Exercise(#)           Realized($)         Unexercisable          Unexercisable
----------------     -----------------        -----------         --------------        ---------------
Jay Galin                    0                     0               1,875/625                   0/0
Scott Galin                  0                     0               1,875/625                   0/0
Michael Kaplan               0                     0                  66/134                   0/0
Jeffrey Galin                0                     0                  50/100                   0/0
James Dodd                   0                     0                  50/100                   0/0


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

         Effective as of March 15, 1999, Holdings granted non-qualified options under the plan to each of Jay Galin and Scott Galin to purchase 2,500 shares of its class A common stock, of which 3,750 are currently exercisable. Effective as of October 19, 1999, Holdings granted an aggregate of 2,000 non-qualified options under its option plan to various employees, of which 667 are currently exercisable. The exercise price of each of the options is $300 per share, and each option has a term of 10 years. The exercise price of the options exceeded the fair market value of Holdings stock on the date of grant. The stock options are non-transferable other than by a will or the laws of descent and distribution, unless the Board of Directors of Holdings permits transfer and the transfer is described in the option instrument.

         This option plan automatically terminates on March 14, 2009, unless the Board of Directors of Holdings terminates it earlier. Termination of the option plan will not terminate any option that was granted before termination.

Employment Contracts and Severance Agreements

         We employ Jay Galin as the Chairman of our Board and our Chief Executive Officer under an employment agreement, as amended, that expires on August 28, 2003. Under his employment agreement, Mr. Galin is currently receiving a base salary of $1,100,000 per year, which increases by $25,000 annually. Mr. Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "--Our Bonus Plan." At any time during the term of his employment agreement, Mr. Galin may, upon three months' prior written notice to us, terminate his employment agreement and enter into a three-year consulting agreement with us. The consulting agreement would require Mr. Galin to provide consulting services to us for up to half normal working time, in exchange for annual consulting fees equal to one-half of his annual salary at the time of termination of his employment agreement.

         We employ Scott Galin as our President and Chief Operating Officer under an employment agreement, as amended, that expires on August 28, 2003. Under his employment agreement, Mr. Galin is currently receiving a base salary of $850,000 per year, which increases by $25,000 annually. Scott Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "--Our Bonus Plan." In addition, in the event that Jay Galin's employment is terminated for any reason, including the exercise of his consulting option described above, Scott Galin will serve as our chief executive officer for the remaining term of his employment agreement.

         If we terminate the employment of Jay Galin or Scott Galin without cause or either executive terminates his employment for good reason, as those terms are defined in the employment agreements, each of these executives will be entitled to receive the salary, bonus and benefits to which they would have been entitled for the remainder of the employment term. If the employment of Jay Galin or Scott Galin terminates upon disability, as defined in the employment agreements, each of these executives will be entitled to receive his full salary and benefits for one year and 50% of his salary and full benefits for an additional six months. Upon the death of Scott Galin, we are required to pay his designated beneficiary his salary and bonus for one year following his death. If Jay Galin exercises his consulting option described above, his consulting agreement will contain termination provisions similar to those contained in his employment agreement.

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

         We have also entered into separate agreements with Michael Kaplan, our Senior Vice President and Chief Financial Officer, and Jeffrey Galin, our Senior Vice President/Merchandise Manager, that provide for severance payments in the event that we terminate their employment without cause, as that term is defined in the severance agreements. These severance payments consist of the executive's base salary for one year and, if the executive elects to continue coverage under our medical insurance, the payment of a portion of the premiums for such insurance equal to the portion which would have been paid had he remained in our employ for up to one year.

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

         The payment of bonus awards for each fiscal year is based upon our financial performance for the fiscal year measured by our earnings before interest, taxes, depreciation and amortization for that fiscal year. The bonus plan provides for several performance levels, each based on:

         o a percentage of our projected earnings before interest, taxes, depreciation and amortization for the relevant fiscal year established by our Board of Directors; and

         o the dollar amount of bonuses payable to participants in the bonus plan for the relevant fiscal year at the performance level.

         The dollar amount of bonus awards is based on a percentage of each participant's base salary based on the performance level that we achieve. The bonus plan is administered by our Board of Directors. The bonus plan may be amended or terminated at any time upon the recommendation of the Chairman of our Board and Chief Executive Officer and our President and Chief Operating Officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Holdings owns all of our outstanding capital stock. Holdings has four authorized classes of common stock: class A, class B, class C and class D. We and Holdings are prohibited from taking certain actions without the affirmative vote or written consent of holders of a majority of the issued and outstanding shares of class B common stock. Restricted actions include, among others:

         o    issuance or redemption of securities;

         o    incurrence of indebtedness in excess of specified amounts;

         o effecting a liquidation or sale of the business of G+G Retail or Holdings; or

         o    initiating a public offering, subject to limited exceptions.

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

         The following table contains information about the beneficial ownership of Holdings capital stock as of May 1, 2001, including ownership by:

         o each person known to us to beneficially own more than 5% of the outstanding voting securities of Holdings;

         o    each of our directors;

         o    each of our five most highly compensated executive officers; and

         o    all of our directors and executive officers as a group.


                                                                Percent
                                                   Percentage   of Vote
                                                   Ownership    of all       Number of   Percentage   Number of   Percentage
                                       Number of     of all     Classes      Shares of  Ownership of  Shares of    Ownership
                                       Shares of   Classes of  of Voting     Series A     Series A    Series B    of Series B
                                        Common       Common      Common      Preferred   Preferred   Preferred     Preferred
Name of Beneficial Owner                 Stock        Stock       Stock        Stock       Stock       Stock         Stock
------------------------                --------    --------    ---------    ---------    ----------  --------     -------
Pegasus Related Partners, L.P.          26,723(1)      39.4%       25.2%        --           --         20,913        49.4%
Paul Gunther, as Liquidating Trustee
  under Liquidating Trust Agreement
  dated as of December 18, 1998         15,000(2)      30.0%          --        --           --             --           --
Cerberus G&G Company, L.L.C.            14,000(3)      21.9%          --      25,323        100%            --           --
Pegasus G&G Retail, L.P.                11,924(4)      20.6%       11.4%        --           --          9,460        22.3%
Pegasus Partners, L.P.                  10,276(5)      18.1%        9.7%        --           --          8,041        19.0%
Jay Galin                                8,715(6)      16.8%       23.6%        --           --             --           --
Scott Galin                              8,715(6)      16.8%       23.6%        --           --             --           --
Pegasus G&G Retail II, L.P.              4,977(7)       9.3%        4.8%        --           --          3,950         9.3%
Donald D. Shack                             20(8)       *           *           --           --             --           --
Craig Cogut                             53,900(9)      62.7%       51.1%        --           --         42,364         100%
Lenard Tessler                              --            --          --        --           --             --           --
Michael Kaplan                             741(10)      1.5%        2.1%        --           --             --           --
Jeffrey Galin                            1,470(11)      2.9%        4.2%        --           --             --           --
Robert Tinbergen                           175(12)      *           *           --           --             --           --
James R. Dodd                              200(13)      *           *           --           --             --           --
All directors and executives
  officers as a group (9 individuals)   73,436(14)     70.8%       96.2%        --           --         42,364         100%

------------------------
         *    Less than 1%.

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

         (6) 45.9% beneficial interest in the class A shares. Includes vested options to purchase 1,875 class A shares. The address of this stockholder is c/o G+G Retail, Inc., 520 Eighth Avenue, New York, New York 10018.

         (7) Includes 1,668 class B shares, representing 9.3% of the outstanding class B shares, and warrants to purchase 3,309 shares of class D common stock. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

         (8)  Class A common stock.

         (9) Mr. Cogut may be deemed to own beneficially 17,900 (100%) of the class B shares, warrants to purchase 36,000 (72.0%) class D shares and 42,364 (100%) shares of series B preferred stock through his indirect ownership interest in Pegasus Partners, L.P., Pegasus Related Partners, L.P., Pegasus G&G Retail, L.P. and Pegasus G&G Retail II, L.P. Mr. Cogut beneficially owns 100% of the issued and outstanding capital stock of Pegasus Investors GP, Inc., a Delaware corporation that is the general partner of Pegasus Investors. Pegasus Investors is the general partner of each of Pegasus Partners and Pegasus Related Partners. Pegasus Partners and Pegasus Related Partners collectively own 100% of the issued and outstanding capital stock of Pegasus G&G Retail GP, Inc., a Delaware corporation that is the general partner of each of Pegasus G&G Retail and Pegasus G&G Retail II. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

         (10) Represents 4.3% of the outstanding class A shares.

         (11) Represents 8.6% of the outstanding class A shares.

         (12) Represents 1.0% of the outstanding class A shares.

         (13) Represents 1.0% of the outstanding class A shares.

         (14) Includes the shares beneficially owned by Mr. Cogut, as described in note (9) above, an aggregate of 36,000 warrants to purchase class D shares and 3,941 vested options to purchase class A shares.

Item 13.  Certain Relationships and Related Transactions

         Donald D. Shack, a member of our Board of Directors, is a shareholder and a director of the law firm of Shack Siegel Katz Flaherty & Goodman, P.C., to which our company paid $748,570 in legal fees in calendar year 2000.

         From January 30, 2000 to May 1, 2001, Pegasus Related Partners, L.P., Pegasus G+G Retail, L.P., Pegasus Partners L.P., and Pegasus G+G Retail, II, L.P., each affiliates of Pegasus Investors, have received in the aggregate an additional 7,543,602 shares of series B preferred stock of Holdings as dividends on series B preferred stock that they hold. The class B common stock of Holdings owned by the affiliates of Pegasus Investors represents approximately 51.1% of the voting common equity of Holdings outstanding on May 1, 2001, or 45.4%, assuming the exercise of stock options that were exercisable as of May 1, 2001. As a result of their ownership of Holdings, the affiliates of Pegasus Investors have the ability to determine the outcome of most corporate actions that are required to be submitted to Holdings stockholders, other than, currently, the election of a majority of the Board of Directors of Holdings. In addition, as holders of class B common stock of Holdings, the affiliates of Pegasus Investors have special veto rights, which allow them to control the timing and occurrence of a number of major corporate transactions by us and Holdings. Craig Cogut, a director of our company and of Holdings, has a 100% indirect ownership interest in each of the affiliates of Pegasus Investors. Lenard Tessler, a director of G+G Retail and Holdings, is a principal of TGV Partners. TGV Partners and its affiliates hold limited partnership interests in Pegasus G&G Retail and Pegasus G&G Retail II. Pegasus G&G Retail and Pegasus G&G Retail II own 31.6% and 31.2%, respectively, of the shares and warrants to purchase shares of Holdings held by the affiliates of Pegasus Investors described above. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Under the limited partnership agreement of Pegasus G&G Retail, in the event that Holdings has not consummated an initial public offering of its common stock on or prior to August 28, 2003, TGV Partners may require Pegasus G&G Retail to exercise its demand registration rights that are described below.

         In connection with the acquisition, some of our executive officers purchased class A common stock including Michael Kaplan who purchased 600 shares for a purchase price of $70,813, Jeffrey Galin who purchased 840 shares for a purchase price of $99,138 and James Dodd who purchased 150 shares for a purchase price of $17,703. During fiscal 2000, Mr. Kaplan purchased 75 additional shares of class A common stock for a purchase price of $8,852. To fund their purchases of stock, each of these officers borrowed from Holdings, on a full recourse basis, the total purchase price of the stock purchased, less the $0.001 par value of the stock that was paid in cash. The total principal amount of each officer's loan is due on the earlier of the fifth anniversary of the date of the loan or 30 days following the date on which the officer is no longer an officer of Holdings or any of its subsidiaries. The outstanding principal amount of each loan bears interest at the prime rate announced in New York City by Citibank, N.A. from time to time, payable on a quarterly basis. Each of these loans is secured by a pledge of the purchased stock.

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

         Holdings has granted to the affiliates of Pegasus Investors preemptive rights in connection with equity issuances by Holdings, with limited exceptions. Holdings has also granted to the affiliates of Pegasus Investors and the management stockholders demand and piggyback registration rights. Affiliates of Pegasus Investors or our management stockholders who hold at least 33% of outstanding class B common stock of Holdings are entitled to demand registration of their shares after the consummation of a qualified public offering, which means a public offering of a class of common stock of which at least 20% of the then outstanding shares are publicly held and which is listed or admitted for trading on a national securities exchange or quoted on the Nasdaq National Market. The affiliates of Pegasus Investors who hold at least 33% of the outstanding class B common stock of Holdings are also entitled to demand registration of their shares beginning on August 28, 2002. Any demand registration must be reasonably expected to yield aggregate gross proceeds of at least $20,000,000 to the stockholders exercising their registration rights. The affiliates of Pegasus Investors as a group are entitled to two demand registrations, and the management stockholders as a group are entitled to one demand registration. The affiliates of Pegasus Investors and the management stockholders are each entitled to piggyback registration rights in connection with any registration statement filed by Holdings, with limited exceptions.

         In addition to their rights to elect directors, under the stockholders agreement, the affiliates of Pegasus Investors may have the right to appoint an observer for meetings of the Board of Directors of Holdings. See "Item 10. Directors and Executive Officers of the Registrant--Board of Directors."

         Under the stockholders agreement, if we terminate certain management stockholder's employment for cause or if certain management stockholders terminate their employment without good reason, each of Holdings and the affiliates of Pegasus Investors has the right to purchase the relevant management stockholder's shares of class A common stock of Holdings at the lower of the management stockholder's initial purchase price per share or the fair market value per share on the effective date of termination. Such right to purchase Scott Galin's shares terminates upon the earlier of the consummation of a qualified public offering or August 28, 2003. The right to purchase shares of other management stockholders terminates upon the consummation of a qualified public offering.

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

         Class C holders are also entitled to certain demand and piggyback registration rights. Subject to specified limitations, holders of at least 50% of outstanding class C common stock are entitled to demand registration of their shares following the earlier to occur of a qualified public offering or August 28, 2003. The class C holders as a group are entitled to one demand registration and piggyback registration right in connection with any registration statement that is filed by Holdings, with limited exceptions.

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

             (3) Exhibits.

Exhibit No.      Description

2.01 Asset Purchase Agreement, dated as of July 6, 1998, among G&G Shops, Inc., the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail, Inc. named therein, PSL, Inc. and G+G Retail, Inc. (the "Acquisition Agreement"). (1)

2.02             Amendment No. 1 to the Acquisition Agreement, dated as of July
                 27, 1998. (1)

2.03             Amendment to the Acquisition Agreement, dated August 24, 1998.
                 (1)

3.01             Certificate of Incorporation of G+G Retail. (1)

3.02             Amended and Restated By-Laws of G+G Retail. (1)

4.01 Indenture, dated as of May 17, 1999, by and between G+G Retail, as issuer, and U.S. Bank Trust National Association, as trustee. (1)

4.02             Form of 11% Senior Note due 2006 of G+G Retail. (1)

4.03 A/B Exchange Registration Rights Agreement, dated as of May 17, 1999, by and between G+G Retail and U.S. Bancorp Libra. (1)

10.01 Agreement of Lease, dated November 28, 1988, between Hartz 83rd Street Associates and G&G Shops of Woodbridge, Inc. (the "1988 Lease"). (1)

10.02            Lease Addendum, dated April 10, 1990, to the 1988 Lease. (1)

10.03 Second Lease Modification Agreement, dated February 24, 1994, to the 1988 Lease(1)

10.04 Notification Letter, dated November 20, 1995, re: assignment of landlord's interest under the 1988 Lease. (1)

10.05 Assignment and Assumption Agreement, dated as of August 28, 1998, by and among G&G Shops, the subsidiaries of G&G Shops named therein, the subsidiaries of Petrie Retail named therein, PSL and G+G Retail. (1)

10.06 Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Jay Galin. (1)

10.07 Employment Agreement, dated as of August 28, 1998, by and between G+G Retail and Scott Galin. (1)

10.08 Letter Agreement, dated October 12, 1998, by and between G+G Retail and Michael Kaplan. (1)

10.09 Letter Agreement, dated October 12, 1998, by and between G+G Retail and Jeffrey Galin. (1)

10.10 Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between G+G Retail and Jay Galin. (1)

10.11 Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between G+G Retail and Scott Galin. (1)

10.12 Bonus Plan for Senior Management Employees of G+G Retail, effective February 2, 1999. (1)

10.13 NCR Corporation Master Agreement, effective as of February 9, 1999, between NCR Corporation and G+G Retail. (1)

10.14 Discount Addendum, effective as of February 26, 1999, between NCR Corporation and G+G Retail. Portions of this exhibit have been omitted pursuant to an order of confidential treatment granted by the Securities and Exchange Commission. (1)

10.15 G&G Retail Holdings, Inc. 1999 Stock Option Plan, effective as of March 15, 1999. (1)

10.16 Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and Jay Galin. (1)

10.17 Option Agreement, dated as of March 15, 1999, by and between G&G Retail Holdings and Scott Galin. (1)

10.18 Service Agreement, dated April 1, 1999, between G+G Retail and G&G Retail of Puerto Rico, Inc. (1)

10.19 Master Lease Purchase Agreement, dated as of May 4, 1999, by and between Chase Equipment Leasing, Inc. and G+G Retail. (1)

10.20 Addendum to Master Lease Purchase Agreement, effective as of May 4, 1999, by and between Chase Equipment Leasing and G+G Retail. (1)

10.21 Form of Exchange Agent Agreement between U.S. Bank Trust National Association, as exchange agent, and G+G Retail. (1)

10.22 Letter agreement, dated January 18, 2000, amending Employment Agreement between G+G Retail and Scott Galin. (2)

10.23 Amendment No. 2 to Employment Agreement, dated as of August 8, 2000, by and between Jay Galin and G+G Retail, Inc. (3)

10.24 Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Jay Galin.

10.25 Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Scott Galin.

21.01            Subsidiaries of G+G Retail, Inc. (1)

------------------

(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

(2) Incorporated by reference to the annual report on Form 10-K filed by G+G Retail, Inc. on April 21, 2000.

(3) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on September 12, 2000.

         (b) Reports on Form 8-K.

         We did not file any Reports on Form 8-K during the quarter ended February 3, 2001.

                          INDEX TO FINANCIAL STATEMENTS

G+G RETAIL, INC.                                                                                     Page
                                                                                                     ----
Report of Independent Auditors.......................................................................F-2

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000..............................F-3

Consolidated Statements of Operations for the Year ended February 3, 2001, January 29,
2000 and for the Five Months ended January 30, 1999..................................................F-4

Consolidated Statements of Stockholder's Equity for the Year ended February 3, 2001,
January 29, 2000 and for the Five Months ended January 30, 1999......................................F-5

Consolidated Statements of Cash Flows for the Year ended February 3, 2001, January 29,
2000 and for the Five Months ended January 30, 1999..................................................F-6

Notes to Consolidated Financial Statements...........................................................F-7


G&G SHOPS, INC.

Report of Independent Auditors......................................................................F-23

Combined Statement of Income for the Seven Months ended August 28, 1998.............................F-24

Combined Statement of Shareholder's Deficit for the Seven Months ended August 28, 1998..............F-25

Combined Statement of Cash Flows for the Seven Months ended August 28, 1998.........................F-26

Notes to Combined Financial Statements..............................................................F-27

                         Report of Independent Auditors

The Board of Directors
G+G Retail, Inc.

We have audited the accompanying consolidated balance sheets of G+G Retail, Inc. and its subsidiary (collectively, the "Company") as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended February 3, 2001 and January 29, 2000, and the five months ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 3, 2001 and January 29, 2000 and the consolidated results of its operations and its cash flows for the years ended February 3, 2001 and January 29, 2000, and the five months ended January 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Ernst & Young LLP


March 13, 2001

                                G+G Retail, Inc.

                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                           February          January
                                                                            3, 2001          29, 2000
                                                                       ------------------------------------
Assets
Current assets:
   Cash and short-term investments                                            $ 14,568        $ 19,093
   Accounts receivable                                                             866             723
   Merchandise inventories                                                      15,329          12,868
   Prepaid taxes and other expenses                                              1,771             712
   Deferred tax assets                                                             465             504
                                                                       ------------------------------------
Total current assets                                                            32,999          33,900
Property and equipment, net                                                     51,796          34,938
Intangible assets, net                                                         112,083         116,816
Deferred tax assets                                                                  -             863
Other assets                                                                       291             225
                                                                       ------------------------------------
Total assets                                                                  $197,169        $186,742
                                                                       ====================================
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                           $ 14,643        $  9,721
   Accrued expenses                                                             16,937          12,915
   Accrued interest                                                              2,515           2,517
   Income taxes payable                                                              -           3,250
   Current portion of capital lease                                              1,269             385
                                                                       ------------------------------------
Total current liabilities                                                       35,364          28,788
Deferred tax liability                                                           2,168               -
Capital lease                                                                    3,894           1,747
Long-term debt                                                                 100,571          99,733
                                                                       ------------------------------------
Total liabilities                                                              141,997         130,268
Commitments and contingencies
Stockholder's equity:
  Class B common stock, par value $.01 per share, 1,000 shares
    authorized, 10 shares issued and outstanding                                     -               -
   Additional paid-in capital                                                   50,298          50,298
   Retained earnings                                                             4,874           6,176
                                                                       ------------------------------------
Total stockholder's equity                                                      55,172          56,474
                                                                       ------------------------------------
Total liabilities and stockholder's equity                                    $197,169        $186,742
                                                                       ====================================


See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Operations
                                 (In Thousands)

                                                                      Year ended           Five months
                                                              ---------------------------     ended
                                                                February      January        January
                                                                 3, 2001     29, 2000        30, 1999
                                                              --------------------------- ---------------
Net sales                                                         $350,040     $318,506        $131,567
Cost of sales (including occupancy costs)                          217,032      196,330          79,267
Selling, general, administrative and buying                        107,928       89,352          36,170
Depreciation and amortization                                       13,178       11,800           5,141
                                                              --------------------------- ---------------
Operating income                                                    11,902       21,024          10,989
Interest expense                                                    14,343       13,513           7,520
Interest income                                                        331          530             125
                                                              --------------------------- ---------------
(Loss) income before (benefit) provision for
  income taxes and extraordinary loss                               (2,110)       8,041           3,594
(Benefit) provision for income taxes                                  (808)       3,428           1,581
                                                              --------------------------- ---------------
(Loss) income before extraordinary loss                             (1,302)       4,613           2,013
Extraordinary loss, net of $354,000 of income taxes                      -         (450)              -
                                                              --------------------------- ---------------
Net (loss) income                                                 $ (1,302)    $  4,163        $  2,013
                                                              =========================== ===============


See accompanying notes.

                                G+G Retail, Inc.

                 Consolidated Statements of Stockholder's Equity
               Years ended February 3, 2001 and January 29, 2000,
                     and five months ended January 30, 1999
                                 (In Thousands)


                                                         Additional                           Total
                                         Common           Paid-In           Retained       Stockholder's
                                          Stock           Capital           Earnings          Equity
                                    -----------------------------------------------------------------------
Balance - August 28, 1998              $        -           $     -          $     -          $     -
  Capital contribution, net                                  49,828                            49,828
  Net income                                                                   2,013            2,013
                                    -----------------------------------------------------------------------
Balance - January 30, 1999                      -            49,828            2,013           51,841
  Value of warrants                                             470                               470
  Net income                                                                   4,163            4,163
                                    -----------------------------------------------------------------------
Balance - January 29, 2000                      -            50,298            6,176           56,474
  Net loss                                                                    (1,302)          (1,302)
                                    -----------------------------------------------------------------------
Balance - February 3, 2001             $        -           $50,298          $ 4,874          $55,172
                                    =======================================================================


See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                              Year ended              Five months
                                                                      ----------------------------       ended
                                                                         February      January          January
                                                                         3, 2001      29, 2000         30, 1999
                                                                      ---------------------------- ------------------
Operating activities
Net (loss) income                                                         $ (1,302)     $  4,163       $   2,013
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                           13,178        11,800           5,141
    Amortization of debt issue costs                                         1,844         1,790           1,104
    Write-off of closed store fixed assets                                     155             -               -
    Write-off of deferred financing costs                                        -             -             390
    Extraordinary loss, net of income tax                                        -           450               -
    Deferred income taxes                                                    3,070          (312)           (340)
    Changes in assets and liabilities:
     Accounts receivable, prepaid expenses and other assets                 (1,268)           57          (1,231)
     Merchandise inventories                                                (2,461)         (290)          6,124
     Accounts payable, accrued expenses and accrued interest                 8,942           660          (2,588)
     Income taxes payable                                                   (3,250)        2,274           1,330
                                                                      ---------------------------- ------------------
Net cash provided by operating activities                                   18,908        20,592          11,943

Investing activities
Capital expenditures, net                                                  (26,295)      (20,625)         (2,779)
Acquisition of business, net of cash acquired                                    -             -        (132,000)
Payments of acquisition costs                                                    -             -          (2,879)
                                                                      ---------------------------- ------------------
Net cash used in investing activities                                      (26,295)      (20,625)       (137,658)

Financing activities
Proceeds from issuance of senior notes                                           -       107,000               -
Proceeds from senior bridge note                                                 -             -          90,000
Proceeds from short-term borrowings                                         18,400             -           5,000
Proceeds from initial capital contribution                                       -             -          50,528
Proceeds from capital lease                                                  3,826         2,186               -
Payment of senior bridge note                                                    -       (90,000)              -
Payment of short-term borrowings                                           (18,400)            -          (5,000)
Original issue discount on senior notes                                          -        (7,340)              -
Payment of debt issuance costs                                                (169)       (5,795)         (2,759)
Payment on behalf of Holdings                                                    -             -            (700)
Payment of capital lease                                                      (795)          (54)              -
                                                                      ---------------------------- ------------------
Net cash provided by financing activities                                    2,862         5,997         137,069
                                                                      ---------------------------- ------------------
Net (decrease) increase in cash and short-term investments                  (4,525)        5,964          11,354
Cash and short-term investments, beginning of period                        19,093        13,129           1,775
                                                                      ---------------------------- ------------------
Cash and short-term investments, end of period                            $ 14,568      $ 19,093       $  13,129
                                                                      ============================ ==================
Supplemental cash flow disclosures
 Cash paid during the period for:
   Interest                                                               $ 12,436      $  9,806       $   5,381
                                                                      ============================ ==================
   Income taxes, net of cash refunds of $1,171 for the year ended
    February 3, 2001                                                      $    230      $  1,508       $     570
                                                                      ============================ ==================


See accompanying notes.

                                G+G Retail, Inc.

                   Notes to Consolidated Financial Statements

                                February 3, 2001

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

Prior to August 28, 1998, G+G's business was conducted by G & G Shops, a wholly-owned subsidiary of Petrie, and certain other subsidiaries of Petrie. As part of the Acquisition, 15,000 shares of Class C, non-voting common stock of Holdings were issued to the Predecessor. These shares, which represent approximately 14% of Holdings common stock on a fully-diluted basis, were transferred to the liquidating trustee who oversees the bankruptcy proceedings for Petrie and its subsidiaries in connection with the confirmation of Petrie's plan of reorganization.

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

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Nature of Business

The Company owns and operates a chain of young women's and pre-teen's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands.

Short-Term Investments

Short-term investments of $10.3 million and $17.8 million at February 3, 2001 and January 29, 2000, respectively, consist of time deposits, U.S. treasury money market funds, and commercial paper of less than ninety days maturity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions related to certain accounts, such as inventory, accounts receivable, income taxes and various other reserves, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Risk

The Company operates a distribution center that depends on employees under a collective bargaining agreement with a union. Historically, the Company has not experienced labor disruptions as a result of disputes with its union workers.

The Company has significant merchandise purchases from vendors who utilize factors. Approximately 25% of the Company's merchandise purchases are from three vendors. In addition, approximately 19% of the stores are leased from a single landlord.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31 and consists of fifty-two or fifty-three weeks. The fiscal year ended February 3, 2001 consisted of fifty-three weeks, the fiscal year ended January 29, 2000 consisted of fifty-two weeks, and the fiscal period ended January 30, 1999 began on August 29, 1998 and consisted of twenty-two weeks.

                                G+G Retail, Inc.

2.  Summary of Significant Accounting Policies (continued)

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

Leasehold costs, interests and        Term of lease or 10 years, whichever is less,
  improvements                        straight-line

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

Long-Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of long-lived assets is reduced by the difference between the carrying amount and estimated fair value. No impairment losses on long-lived assets were required for the years ended February 3, 2001 or January 29, 2000, or the five-months ended January 30, 1999.

                                G+G Retail, Inc.

2.  Summary of Significant Accounting Policies (continued)

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

Advertising and Marketing

All costs associated with advertising and marketing are expensed as incurred. Advertising and marketing expense was $2.5 million and $2.0 million for the years ended February 3, 2001 and January 29, 2000, respectively, and $928,000 for the five months ended January 30, 1999.

Vendor Allowances

Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors. These allowances are recorded as a reduction of cost of sales.

                                G+G Retail, Inc.

2.  Summary of Significant Accounting Policies (continued)

Segments Reporting

In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS 131 did not affect the results of the Company's operation or financial position.

The Company operates a chain of 511 young women's and pre-teen's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands. Primarily all of the 511 stores are mall based and the customers served are young women principally between the ages of thirteen and nineteen years old and pre-teens between the ages of six and twelve years old. All of the Company's merchandise is distributed to its stores from the same distribution center.

The Company conducts business in one operating segment. The chief operating decision maker evaluates individual stores for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the Company believes it helps the users to understand the Company's performance. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution network.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                                G+G Retail, Inc.

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

      Fair value of assets acquired:
         Current assets, excluding cash                                $  19,323
         Property, plant and equipment                                    23,280
         Purchase price in excess of net assets acquired                 116,633
      Less liabilities assumed:
         Accounts payable and accrued expenses                           (23,257)
      Less common stock paid to the seller:
         Class C common stock of Holdings                                 (1,100)
                                                                  ------------------
      Net cash paid (including acquisition costs of $2,879)             $134,879
                                                                  ==================

The unaudited pro forma results, which assumed that the consummation of the Acquisition and the $107.0 million debt offering (Note 6) had occurred on February 1, 1998, is as follows (in thousands):

                                                Year ended
                                                  January
                                                  30, 1999
                                            -------------------
        Net sales                                 $294,390
        Net income                                   1,652

The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

                                G+G Retail, Inc.

4.  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                      February          January
                                                       3, 2001          29, 2000
                                                  ------------------------------------
Leasehold costs, improvements, interests and
  store fixtures and equipment                       $    72,415       $   46,348
Less accumulated depreciation and amortization
                                                         (20,619)         (11,410)
                                                  ------------------------------------
                                                     $    51,796       $   34,938
                                                  ====================================

5.  Intangible Assets

Intangible assets consist of the following (in thousands):

                                                      February          January
                                                       3, 2001          29, 2000
                                                  ------------------------------------
Goodwill                                              $    65,138      $    65,138
Trademarks                                                 51,800           51,800
Deferred financing                                          5,984            6,144
Less accumulated amortization                             (10,839)          (6,266)
                                                  ------------------------------------
                                                         $112,083         $116,816
                                                  ====================================

Included in deferred financing is $5.8 million of fees associated with the $107.0 million Senior Notes which is being amortized over seven years. Additionally, amortization of the original issue discount and the warrants associated with the Senior Notes totaled approximately $840,000 and $540,000 for the years ended February 3, 2001 and January 29, 2000, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Amortization of deferred financing costs, which is included in interest expense in the consolidated statements of operations, totaled approximately $940,000 and $1.2 million for the years ended February 3, 2001 and January 29, 2000, respectively, and $1.1 million for the five months ended January 30, 1999. Also included in interest expense for the five months ended January 30, 1999 was the $390,000 write-off of deferred financing costs associated with the termination of the Loan and Security Agreement (see Note 6).

                                G+G Retail, Inc.

6.  Debt

Long-Term Borrowings

On August 28, 1998, in connection with the Acquisition, the Company entered into a Loan Agreement (the "Loan Agreement") which, subject to the terms and conditions thereof, provided the Company with $90 million of financing (the "Loan").

Outstanding borrowings under the Loan Agreement had interest per annum at LIBOR, plus 600 basis points, and were guaranteed by Holdings.

Interest, which was payable monthly, totaled approximately $3.0 million and $4.4 million for the years ended January 29, 2000 and January 30, 1999, respectively. An additional fee equal to 1% of the aggregate unpaid principal amount of the Loan was payable on a quarterly basis and totaled approximately $300,000 and $1.5 million for the years ended January 29, 2000 and January 30, 1999, respectively. The carrying amount of the Loan approximated fair value at January 30, 1999.

On May 17, 1999, the Company and Holdings completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes due May 15, 2006 of the Company with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting Class D Common Stock of Holdings at an exercise price of $.01 per share. The warrants were valued at $470,000, using the Black-Scholes Option Valuation Model, which assumed a risk-free interest rate of 4.6% and a volatility factor of 15%. The net proceeds from the placement were $93.9 million after deducting the original issue discount of $7.3 million and $5.8 million of fees. The net proceeds were used to repay the Loan and the balance of the net proceeds were used for general corporate purposes. The unamortized finance fees of $450,000 (net of income taxes of $354,000) related to the Loan were written-off as an extraordinary loss in the accompanying consolidated statement of operations for the year ended January 29, 2000. The carrying amount of the Senior Notes approximated fair value at February 3, 2001 and January 29, 2000.

On November 2, 1999, the private placement units were exchanged for notes that are freely tradeable.

Before May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the cash proceeds of a public offering by the Company or Holdings at a redemption price of 111% of the principal amount of the notes, plus

                                G+G Retail, Inc.

6.  Debt (continued)

accrued and unpaid interest and any liquidated damages. On or after May 15, 2003, the Company may redeem all or a part of the Senior Notes as follows: from May 15, 2003 through May 14, 2004 at 105.50% of their principal amount; from May 15, 2004 through May 14, 2005 at 102.75% of their principal amount and on and after May 15, 2005 at 100.00% of their principal amount, in each case in addition to accrued and unpaid interest and any liquidated damages.

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

Short-Term Borrowings

On August 28, 1998, the Company entered into a Loan and Security Agreement which provided for the extension of credit up to $10.0 million, plus 50% of the aggregate cost or market of inventory, not to exceed $5.0 million of additional borrowings, as defined therein. Interest on this agreement accrued at a per annum rate at LIBOR, plus 500 basis points which approximated the weighted-average rate on the outstanding borrowings for the period. This agreement was replaced on October 30, 1998 with the Loan and Security Agreement (the "Facility") at which time the Company recognized a $390,000 write-off on early extinguishments of debt, which is included in interest expense in the accompanying consolidated statement of operations for the five months ended January 30, 1999.

                                G+G Retail, Inc.

6.  Debt (continued)

The three-year Facility provides, subject to the terms and conditions thereof, for the extension of credit subject to eligible inventory (as defined therein) not to exceed $20.0 million, of which $10.0 million can be used for letters of credit. The Facility renews in the third year and every year thereafter unless written notice is made by the Company or the lender. There were no borrowings outstanding under the Facility at February 3, 2001 and January 29, 2000.

Interest on amounts advanced under the Facility accrues at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (9.0% at February 3, 2001). Outstanding letters of credit under the Facility totaled approximately $412,500 and $840,000 at February 3, 2001 and January 29, 2000, respectively.

The Facility contains a minimum tangible net worth covenant and other customary covenants including limitations on change of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. The Facility also contains customary events of default including defaults on the Company's other indebtedness.

The Company's obligations under the Facility are secured by a lien on all or substantially all of the Company's assets.

7.  Stock Option Plan

Effective March 15, 1999, Holdings adopted its 1999 Stock Option Plan (the "Option Plan") which provides for the granting of options to purchase shares of its Class A Common Stock to its employees and employees of its subsidiaries including the Company. The Option Plan is administered by the Board of Directors of Holdings which is authorized to grant incentive stock options and/or non-qualified stock options to purchase up to 7,000 shares of Class A Common Stock. On March 15, 1999, Holdings

                                G+G Retail, Inc.

7.  Stock Option Plan (continued)

granted under the Option Plan, ten year options to purchase 5,000 shares of its Class A Common Stock at an exercise price of $300 per share of which 1,250 shares became immediately exercisable and the remaining 3,750 shares vest equally over the three years following the date of grant.

On October 19, 1999, Holdings granted under the Option Plan, ten year options to purchase 2,000 shares of its Class A Common Stock at an exercise price of $300 per share, which vest equally over the three years following the date of grant. The option prices exceeded the fair market value of Holdings common stock on the date of grant.

8.  Related Party Transactions

In connection with the closing of the Acquisition, an indirect investor in Holdings earned a closing fee in the amount of $1,250,000 ($1,000,000 of this fee was paid at closing and $160,000 and $90,000 were paid during the years ended January 29, 2000 and January 30, 1999, respectively). The closing fee constituted consideration for financial advisory services in connection with the Acquisition and is included in the calculation of goodwill. Additional fees totaling approximately $2.1 million were paid to U.S. Bancorp Libra ("Libra"), investment banking advisors who have an indirect ownership interest in Holdings. Of this amount, $1.4 million was paid to Libra in connection with the $90.0 million loan obtained on August 28, 1998 and included in deferred financing costs which are amortized over the twelve month life of the loan. The remaining $700,000 was paid to Libra by the Company on behalf of Holdings in connection with the issuance of preferred stock by Holdings (Note 1).

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

Two directors ("Directors") of the Company and Holdings, who are also officers of the Company and Holdings and shareholders of Holdings, were paid a success fee (the "Success Fee") aggregating approximately $3.3 million from G & G Shops in connection with their assistance in the sale of G & G Shops' business. The obligation to pay the

                                G+G Retail, Inc.

8.  Related Party Transactions (continued)

Success Fee was assumed by the Company and paid prior to January 30, 1999. In addition, the Company paid approximately $286,000 of legal fees for these Directors in conjunction with the Success Fee.

A director ("Director") of the Company and shareholder of Holdings is also a member of the law firm which is principal legal counsel to the Company. Professional fees paid and expenses reimbursed to the Director's firm totaled approximately $802,000 and $694,000 for the years ended February 3, 2001 and January 29, 2000, respectively, and $337,000 for the five months ended January 30, 1999.

9.  Obligations Under Capital Leases

Maturities of obligations under capital leases for equipment are as follows (in thousands):

Fiscal year ending in:
   2002                                                  $  1,799
   2003                                                     1,799
   2004                                                     1,799
   2005                                                       900
   2006                                                         -
   Thereafter                                                   -
                                                     -----------------
Total minimum lease payments                                6,297
Less amount representing interest                          (1,134)
                                                     -----------------
Present value of net minimum lease payments              $  5,163
                                                     =================

At February 3, 2001 and January 29, 2000, the gross amount of assets under capital leases is $6.0 million and $2.2 million, respectively, and the related accumulated amortization is $865,000 and $182,000, respectively. The amortization of assets under capital leases are included in depreciation expense.

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

                                G+G Retail, Inc.

10.  Income Taxes (continued)

The following is a summary of the provision (benefit) for income taxes (in thousands):

                                                             Year ended               Five months
                                                    -------------------------            ended
                                                       February       January           January
                                                       3, 2001       29, 2000          30, 1999
                                                    ------------   -------------     ------------
Current income taxes:
   Federal                                               $    -         $2,427           $1,170
   State and Puerto Rico                                      -          1,313              751
Deferred income taxes:
   Federal                                                 (814)          (101)            (134)
   State and Puerto Rico                                      6           (211)            (206)
                                                    ----------------------------     ------------
Total (benefit) provision for income taxes                $(808)        $3,428           $1,581
                                                    ============================     ============

A reconciliation of the income tax (benefit) provision to the amount of the (benefit) provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:

                                                            Year ended                Five months
                                                  ------------------------------         ended
                                                     February        January            January
                                                      3, 2001        29, 2000          30, 1999
                                                  -------------   --------------     ------------
Provision for income taxes at federal statutory
   rate                                                 34.0%          34.0%              34.0%
State income taxes, net of federal tax benefit           5.7            4.8                4.6
Effect of higher Puerto Rico tax rates                   -              3.2                4.7
Other                                                   (1.4)            .6                 .6
                                                  ------------------------------     ------------
Effective tax rate                                      38.3%          42.6%              43.9%
                                                  ==============================     ============

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are as follows (in thousands):

                                G+G Retail, Inc.

10.  Income Taxes (continued)

                                                                   February        January
                                                                   3, 2001        29, 2000
                                                              ----------------------------------
Current deferred tax asset:
   Accrued expenses                                               $     24        $    133
   Inventory cost capitalization                                       441             371
                                                              --------------------------------
                                                                  $    465        $    504
                                                              ================================

Long-term deferred tax (liability) asset:
   Difference between book and tax basis of
     fixed assets                                                 $  1,250        $  3,080
   Intangible asset                                                 (4,382)         (2,217)
   Net operating loss carryforward                                   2,037               -
   Other                                                            (1,073)              -
                                                              --------------------------------
                                                                  $ (2,168)       $    863
                                                              ================================

The Company has net operating loss carryforwards at February 3, 2001 of approximately $5 million for federal income tax purposes, which expire in 2021.

11.  Employee Benefit Plans

G+G maintains a defined contribution plan for all eligible employees that is funded on a current basis through discretionary contributions. Contribution expense was $686,000 and $600,000 for the years ended February 3, 2001 and January 29, 2000, respectively, and $250,000 for the five months ended January 30, 1999.

G+G also maintains 401(k) plans covering certain of its employees. The Company at its discretion can make contributions to the plans; however, no contributions were made for the years ended February 3, 2001 or January 29, 2000, or the five months ended January 30, 1999.

G+G also maintains a defined contribution plan covering certain of its union employees at its distribution center. Contribution expense was approximately $53,000 and $51,000 for the years ended February 3, 2001 and January 29, 2000, respectively, and approximately $20,000 for the five months ended January 30, 1999.

                                G+G Retail, Inc.

12.  Commitments and Contingencies

The Company has employment agreements with certain key employees, providing for minimum aggregate annual compensation of approximately $1.9 million per annum with contract terms up to three years. Additionally, such employment agreements provide for various incentive compensation payments as determined by the Company's Board of Directors.

The Company is committed under operating leases for its stores and warehouse facility, and equipment leases having initial terms of one year or more expiring on various dates to 2012. Certain leases provide for additional rentals based on a percentage of sales and for additional payments covering real estate taxes, common area charges and other occupancy costs. Rent concessions recognized in the years ended February 3, 2001 and January 29, 2000 approximated $157,000 and $607,000, respectively, and $400,000 for the five months ended January 30, 1999.

A summary of rental expense under all leases is as follows (in thousands):

                                                 Year ended               Five months
                                       ---------------------------------     ended
                                         February          January          January
                                         3, 2001           29, 2000        30, 1999
                                       ------------------------------------------------
Fixed minimum                              $26,992           $22,739        $  9,058
Percentage rentals                           1,592             2,009           1,020
Equipment rentals                              660               566             273
                                       ------------------------------------------------
                                           $29,244           $25,314         $10,351
                                       ================================================

Minimum annual lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases for subsequent periods are as follows (in thousands):

Fiscal year ending in:
   2002                                           $   25,985
   2003                                               23,090
   2004                                               18,401
   2005                                               16,015
   2006                                               13,400
   Thereafter                                         31,882
                                                 -------------
                                                    $128,773
                                                 =============

                                G+G Retail, Inc.

12.  Commitments and Contingencies (continued)

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that the resolution of the lawsuits will not likely have a material adverse effect on the Company's consolidated financial statements.

13.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                             February          January
                                                             3, 2001          29, 2000
                                                        ----------------------------------
Salaries and employee benefit costs                        $   4,672         $   3,585
Rent/occupancy costs                                           3,873             3,077
Corporate and store operating costs                            8,392             6,253
                                                        ----------------------------------
                                                             $16,937           $12,915
                                                        ==================================

14.  Subsequent Event (unaudited)

On May 2, 2001, the Company replaced its revolving credit facility with a new three-year facility that provides for a line of credit in an amount of up to $30.0 million (including a sublimit of $10.0 million for letters of credit). The Company may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of eligible inventory and credit card receivables subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowing can range either from prime to prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar rate, based on the profitability and amount of indebtedness of the Company. The revolving credit facility subjects the Company to a minimum net worth covenant (as defined) of $40.0 million and contains other customary restrictive covenants. The Company's obligations under the revolving credit facility are secured by a lien on all or substantially all of its assets, excluding leasehold interests.

                         Report of Independent Auditors

The Board of Directors
G&G Shops, Inc.

We have audited the accompanying combined statements of income, shareholder's deficit, and cash flows of G&G Shops, Inc. and its subsidiaries (collectively the "Company") for the seven months ended August 28, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of the Company's operations and its cash flows for the seven months ended August 28, 1998, in conformity with accounting principles generally accepted in the United States.


                                      /s/ Ernst & Young LLP


April 14, 1999

                                 G&G Shops, Inc.

                          Combined Statement of Income
                       Seven months ended August 28, 1998
                                 (In Thousands)


Net sales                                                  $162,823
Cost of sales (including occupancy costs)                   106,056
Selling, general, administrative and buying                  48,231
Depreciation and amortization                                 2,845
Royalty expense                                               1,012
Store closing expenses                                           87
                                                           --------
Income before income taxes                                    4,592

Income taxes                                                  1,892
                                                           --------
Net income                                                 $  2,700
                                                           ========


See accompanying notes.

                                 G&G Shops, Inc.

                   Combined Statement of Shareholder's Deficit
                         Seven months ended August 28, 1998
                                 (In Thousands)



                                                                         Net             Total
                                          Paid-In      Retained     Distributions     Shareholder's
                                          Capital      Earnings       to Parent         Deficit
                                          ---------------------------------------------------------
Balance - January 31, 1998                 $5,637       $28,922      $(51,145)          $(16,586)
  Net distributions                                                   (14,140)           (14,140)
  Net income                                              2,700                            2,700
                                          ---------------------------------------------------------
Balance - August 28, 1998                  $5,637       $31,622      $(65,285)          $(28,026)
                                          =========================================================



See accompanying notes.

                                 G&G Shops, Inc.

                        Combined Statement of Cash Flows
                       Seven months ended August 28, 1998
                                 (In Thousands)


Operating activities
Net income                                                          $   2,700
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        2,845
   Store closing expenses                                                   -
   Loss on disposal of equipment                                           16
   Changes in assets and liabilities
     Accounts receivable                                                  177
     Merchandise inventories                                           (8,611)
     Prepaid expenses and other assets                                    144
     Accounts payable and accrued expenses                             18,363
     Liabilities subject to compromise                                    159
                                                                    ---------
Net cash provided by operating activities                              15,793

Investing activities
Capital expenditures, net                                              (3,400)
                                                                    ---------
Net cash used in investing activities                                  (3,400)

Financing activities
Cash transferred to Parent                                           (166,359)
Cash received from Parent                                             152,219
                                                                    ---------
Net cash used in financing activities                                 (14,140)
                                                                    ---------

Net decrease in cash                                                   (1,747)
Cash, beginning of period                                                   -
                                                                    ---------

Bank overdraft, end of period                                       $  (1,747)
                                                                    =========

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

                                 G&G Shops, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions related to certain accounts, such as inventory, accounts receivable, income taxes and various other reserves, as well as liabilities subject to compromise, that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

Long-Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets used in operations for events and circumstances which might indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No impairment losses on long-lived assets were required for the period ended August 28, 1998.

Rental Expense

Rental escalations are averaged over the term of the related lease in order to provide level recognition of rental expense. Rent concessions received from landlords are recognized on a straight-line basis over the remaining term of the respective lease agreements.

                                 G&G Shops, Inc.

2. Summary of Significant Accounting Policies (continued)

Advertising and Promotion

All costs associated with advertising and promotion are expensed in the year incurred. Advertising and promotion expense was $794,000 for the seven months ended August 28, 1998.

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

At August 28, 1998 approximately $5 million of income tax reserves are classified as liabilities subject to compromise.

                                 G&G Shops, Inc.

3.  Income Taxes (continued)

The following is a summary of the components of the Company's income tax provision (in thousands):



                                                         Seven
                                                     months ended
                                                    August 28, 1998
                                                    ---------------
Current taxes:
   Federal                                               $1,342
   State and Puerto Rico                                    822
Deferred taxes:
   Federal                                                 (212)
   State and Puerto Rico                                    (60)
                                                         ------
Total provision for income taxes                         $1,892
                                                         ======


The deferred income tax provision is principally due to the differences in the depreciation methods used for financial statement and tax purposes, and to various accrual and reserve accounts.

A reconciliation of the income tax provision to the provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:


                                                                               Seven
                                                                           months ended
                                                                          August 28, 1998
                                                                          ---------------
Provision for income taxes at federal statutory rate                            34.0%
State income taxes, net of federal tax benefit                                   4.6
Other                                                                             .1
Effect of higher Puerto Rico tax rates                                           2.5
                                                                                ----
Effective tax rate                                                              41.2%
                                                                                ====

                                 G&G Shops, Inc.

4. Store Closing Expense

Store closing expense was as follows (in thousands):


                                                               Seven
                                                           months ended
                                                          August 28, 1998
                                                          ---------------
Store closing costs                                              $87
                                                                 ===
Results of operations of closed stores                           $67
                                                                 ===
Number of stores closed                                            2
                                                                 ===


There were no stores pending closure at the end of this period.

The store closing expense for the seven months ended August 28, 1998 principally consists of losses on disposal of property and equipment and inventory.

5.  Liabilities Subject to Compromise

Petrie Retail and its subsidiaries each filed a voluntary petition on October 12, 1995 with the United States Bankruptcy Court for relief under Chapter 11. As a result, the Debtor's obligations with respect to its prepetition liabilities were stayed with certain exceptions concerning the Debtor's prepetition secured bank debt. In addition, the Debtors received authority to pay certain prepetition liabilities for payroll, employee benefits and certain other expenses. Certain prepetition obligations are collateralized by both real and personal property of the Debtors; however, these obligations are recorded as liabilities subject to compromise, as the ultimate adequacy of security for any secured prepetition debt will be determined in the claim allowance or plan confirmation process. Additional claims will arise by reason of current and future terminations of various contractual obligations and as certain contingent and/or disputed claims are asserted or settled. Those claims and liabilities could materially exceed the amounts recorded.

In Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization. For financial reporting purposes, these liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the combined balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all litigation pending as of the Petition Date against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession.

                                 G&G Shops, Inc.

5.  Liabilities Subject to Compromise (continued)

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

6. Employee Benefit Plans

G & G maintains a profit sharing plan for all eligible employees that is funded on a current basis by discretionary contributions. Profit sharing expense was $348,000 for the seven months ended August 28, 1998.

The Company also maintains a 401(k) plan covering certain employees. The Company does not match employee contributions to the Plan.

Certain of the Company's employees are also covered by a union sponsored, collectively bargained, multi-employer defined benefit pension plan (the "Plan"). Effective January 31, 1995 the Company withdrew from the Plan. In addition, other employers

                                 G&G Shops, Inc.

6.  Employee Benefit Plans (continued)

withdrew from the Plan. The combination of these events resulted in the imposition of a mass withdrawal liability on the Company. An estimate of the ultimate withdrawal liability for the Plan has been recorded by the Company as a liability subject to compromise in the accompanying combined balance sheet. In connection with the Sale, the estimated ultimate withdrawal liability was retained by Petrie Retail.

7.  Transactions with Related Parties

The Company performs many of the functions of a stand-alone company; however, Petrie Retail performed certain administrative, treasury, legal, management information systems for payroll processing and general ledger support, and tax services on behalf of the Company. The Company's financial statements reflect an estimate of the costs for which there was no allocation by Petrie Retail. The estimated costs reflected in the combined financial statements for these additional services is $300,000 for the seven month period ended August 28, 1998. Management's estimate is based on the actual costs for outside services of employee costs to perform these services. Management believes the amount allocated and the method of allocation is reasonable.

The following is a summary of the intercompany activity reflected in the net distribution to the Parent account (in thousands):


                                                                          Seven
                                                                      months ended
                                                                     August 28, 1998
                                                                     ---------------
Payroll and related taxes                                               $ 11,410
Health insurance                                                           1,325
Income taxes                                                               1,892
Other                                                                      1,052
                                                                        --------
Total expenditures paid by Parent on behalf of the Company                15,679

Unallocated costs                                                            300
Net cash transferred to the Parent                                       (30,119)
                                                                        --------
Net activity                                                            $(14,140)
                                                                        ========

All of the Company's excess cash was transferred to the Parent. The average amount due to the Company from Petrie Retail as of August 28, 1998 was $44.1 million.

                                 G&G Shops, Inc.

7. Transactions with Related Parties (continued)

Included in the combined statement of income is royalty expense, which represents an amount charged by the Parent for the use of trademarks owned by the Parent.

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

A summary of rental expense under all leases was as follows (in thousands):

                                                Seven
                                            Months ended
                                           August28, 1998
                                           --------------
Fixed minimum                                  $11,214
Percentage rentals                               1,618
Equipment rentals                                  314
                                              --------
                                               $13,146
                                              ========


Rent concessions recognized for the seven month period ended August 28, 1998 totaled approximately $600,000.

                                 G&G Shops, Inc.

8. Commitments and Contingencies (continued)

Minimum annual lease commitments (excluding percentage rents) under noncancelable operating leases for subsequent periods are as follows (in thousands):

Fiscal year ending in:
   2000                                        $17,468
   2001                                         12,893
   2002                                         10,468
   2003                                          8,033
   2004                                          4,851
   Thereafter                                    7,580
                                              --------
                                               $61,293
                                              ========

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

                                 G&G Shops, Inc.

9.  Subsequent Event (continued)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2001.

                          G + G RETAIL, INC.

                          By: /s/ Jay Galin
                              -------------------------------------------------
                              Jay Galin
                              Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                               Title                                            Date
               ---------                               -----                                            ----
/s/ Jay Galin                              Chairman of the Board,                                    May 3, 2001
---------------------------------          Chief Executive Officer and Director
Jay Galin                                  (Principal Executive Officer)

/s/ Scott Galin                            President, Chief Operating Officer                        May 3, 2001
---------------------------------          and Director
Scott Galin

/s/ Michael Kaplan                         Senior Vice President, Chief Financial Officer,           May 3, 2001
---------------------------------          Treasurer and Secretary (Principal Financial and
Michael Kaplan                             Principal Accounting Officer)

/s/ Donald D. Shack                        Director                                                  May 3, 2001
---------------------------------
Donald D. Shack

/s/ Craig Cogut                            Director                                                  May 3, 2001
---------------------------------
Craig Cogut

/s/ Lenard Tessler                         Director                                                  May 3, 2001
---------------------------------
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

10.06          Employment Agreement, dated as of August 28, 1998, by and between G+G
               Retail and Jay Galin.(1)

10.07          Employment Agreement, dated as of August 28, 1998, by and between G+G
               Retail and Scott Galin.(1)

10.08          Letter Agreement, dated October 12, 1998, by and between G+G Retail and
               Michael Kaplan.(1)

10.09          Letter Agreement, dated October 12, 1998, by and between G+G Retail and
               Jeffrey Galin.(1)

Exhibit No.    Description
----------     -----------
10.10          Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between G+G Retail and Jay Galin.(1)

10.11          Amendment No. 1 to Employment Agreement, dated as of November 30, 1998, by and between G+G Retail and Scott Galin.(1)

10.12          Bonus Plan for Senior Management Employees of G+G Retail, effective
               February 2, 1999.(1)

10.13          NCR Corporation Master Agreement, effective as of February 9, 1999, between
               NCR Corporation and G+G Retail.(1)

10.14          Discount Addendum, effective as of February 26, 1999, between NCR
               Corporation and G+G Retail. Portions of this exhibit have been omitted pursuant to an order of confidential treatment granted by the Securities and Exchange Commission.(1)

10.15          G&G Retail Holdings, Inc. 1999 Stock Option Plan, effective as of March 15,
               1999.(1)

10.16          Option Agreement, dated as of March 15, 1999, by and between G&G Retail
               Holdings and Jay Galin.(1)

10.17          Option Agreement, dated as of March 15, 1999, by and between G&G Retail
               Holdings and Scott Galin.(1)

10.18          Service Agreement, dated April 1, 1999, between G+G Retail and
               G&G Retail of Puerto Rico, Inc.(1)

10.19          Master Lease Purchase Agreement, dated as of May 4, 1999, by and between
               Chase Equipment Leasing, Inc. and G+G Retail.(1)

10.20          Addendum to Master Lease Purchase Agreement, effective as of May 4, 1999, by and between Chase Equipment Leasing and G+G Retail.(1)

10.21          Form of Exchange Agent Agreement between U.S. Bank Trust National
               Association, as exchange agent, and G+G Retail.(1)

10.22          Letter agreement, dated January 18, 2000, amending Employment
               Agreement between G+G Retail and Scott Galin.(2)

10.23          Amendment No. 2 to Employment Agreement, dated as of August 8,
               2000, by and between Jay Galin and G+G Retail, Inc.(3)

10.24          Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Jay Galin.

10.25          Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Scott Galin.

21.01          Subsidiaries of G+G Retail, Inc.(1)

-------------------

(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

(2) Incorporated by reference to the annual report on Form 10-K filed by G+G Retail, Inc. on April 21, 2000.

(3) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on September 12, 2000.