Form 10-Q
period 2001-05-05
G&G RETAIL INC
filed 2001-06-18
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     For the quarterly period ended               May 5, 2001
                                        ---------------------------------

                        Commission File Number     333-81307
                                                 -------------

                                   G+G Retail, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                22-3596083
       -------------------------------               --------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


                   520 Eighth Avenue, New York, New York 10018
        ----------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                          Yes  X         No
                                              ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class B                          Outstanding at June 14, 2001
   ---------------------             -------------------------------------
   Common $.01 par value                          10 shares

                                    Contents


                                                                                                               Page No.
                                                                                                               ----------
Part I.                Financial Information

Item 1.                Financial Statements (Unaudited)

                       Condensed Consolidated Balance Sheets - May 5, 2001 and February 3, 2001                    3

                       Condensed Consolidated Statements of Operations - Three Months Ended May 5,
                        2001 and April 29, 2000.                                                                   4

                       Condensed Consolidated Statements of Cash Flows - Three Months Ended May 5,
                        2001 and April 29, 2000.                                                                   5

                       Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations     7-11

Item 3.                Quantitative and Qualitative Disclosures about Market Risk                                 11

Part II.               Other Information

Item 6.                Exhibits and Reports on Form 8-K                                                           12

Signature Page                                                                                                    13

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                                 May                 February
                                                                               5, 2001                3, 2001
                                                                       -----------------------------------------------
Assets
Current assets:
   Cash and short-term investments                                               $      -               $ 14,568
   Accounts receivable                                                              1,779                    866
   Merchandise inventories                                                         23,326                 15,329
   Prepaid taxes and other expenses                                                 5,203                  1,771
   Deferred tax assets                                                                465                    465
                                                                       -----------------------------------------------
Total current assets                                                               30,773                 32,999

Property and equipment, net                                                        55,024                 51,796
Intangible assets, net                                                            111,155                112,083
Other assets                                                                          292                    291
                                                                       -----------------------------------------------
Total assets                                                                     $197,244               $197,169
                                                                       ===============================================


Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                              $ 17,110               $ 14,643
   Accrued expenses                                                                15,767                 16,937
   Accrued interest                                                                 5,460                  2,515
   Current portion of capital lease                                                 1,396                  1,269
                                                                       -----------------------------------------------
Total current liabilities                                                          39,733                 35,364

Deferred tax liability                                                                283                  2,168
Capital lease                                                                       3,801                  3,894
Long-term debt                                                                    100,794                100,571
                                                                       -----------------------------------------------
Total liabilities                                                                 144,611                141,997

Commitments and contingencies

Stockholder's equity:
 Class B common stock, par value $.01 per share, 1,000 shares
     authorized, 10 shares issued and outstanding                                       -                      -
 Additional paid-in capital                                                        50,298                 50,298
 Retained earnings                                                                  2,335                  4,874
                                                                       -----------------------------------------------
Total stockholder's equity                                                         52,633                 55,172
                                                                       -----------------------------------------------
Total liabilities and stockholder's equity                                       $197,244               $197,169
                                                                       ===============================================

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)


                                                                            Three months                   Three months
                                                                                ended                         ended
                                                                             May 5, 2001                  April 29, 2000
                                                                   --------------------------------------------------------------
Net sales                                                                    $84,489                        $74,103
Cost of sales (including occupancy costs)                                     53,694                         47,494
Selling, general, administrative and buying expenses                          28,090                         24,385
Depreciation and amortization                                                  3,683                          3,005
                                                                   --------------------------------------------------------------
Operating loss                                                                  (978)                          (781)

Interest expense                                                               3,546                          3,451
Interest income                                                                  100                            188
                                                                   --------------------------------------------------------------
Loss before benefit for income taxes                                          (4,424)                        (4,044)

Benefit for income taxes                                                      (1,885)                        (1,723)
                                                                   --------------------------------------------------------------
Net loss                                                                     $(2,539)                       $(2,321)
                                                                   ==============================================================

See accompanying notes.

                                G+G Retail, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                       Three months             Three months
                                                                           ended                    ended
                                                                        May 5, 2001            April 29, 2000
                                                                  --------------------------------------------------
Operating activities
Net loss                                                              $   (2,539)               $  (2,321)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                            3,683                    3,005
  Amortization of debt issue costs                                           431                      433
  Write-off of closed store fixed assets                                       8                       -
  Deferred taxes                                                          (1,885)                    (100)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                 (4,346)                    (524)
   Merchandise inventories                                                (7,997)                 (10,342)
   Accounts payable, accrued expenses and accrued interest                 4,242                   11,339
   Income taxes payable                                                      -                     (2,903)
                                                                  --------------------------------------------------
Net cash used in operating activities                                     (8,403)                  (1,413)

Investing activities
Capital expenditures, net                                                 (5,943)                 (10,275)
                                                                  --------------------------------------------------
Net cash used in investing activities                                     (5,943)                 (10,275)

Financing activities
Proceeds from capital lease                                                  336                    1,716
Payment of debt issuance costs                                              (256)                      -
Payment of capital lease                                                    (302)                     (99)
                                                                  --------------------------------------------------
Net cash (used in) provided by financing activities                         (222)                   1,617
                                                                  --------------------------------------------------


Net decrease in cash and short-term investments                          (14,568)                 (10,071)
Cash and short-term investments, beginning of period                      14,568                   19,093
                                                                  --------------------------------------------------
Cash and short-term investments, end of period                        $      -                  $   9,022
                                                                  ==================================================

Supplemental cash flow disclosures
Cash paid for:
Interest                                                              $      153                $      74
                                                                  ==================================================
Income taxes                                                          $       81                $   1,281
                                                                  ==================================================

          See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements





Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of May 5, 2001, (2) the results of its operations for the three month period ended May 5, 2001 and April 29, 2000 and (3) its cash flows for the three month period ended May 5, 2001 and April 29, 2000. The balance sheet at February 3, 2001 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 3, 2001 filed on May 4, 2001. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

Note 2    On May 17, 1999, the Company and G&G Retail Holdings, Inc.
          ("Holdings" or the "Parent") completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes ("Senior Notes") due May 15, 2006 with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting class D Common Stock of Holdings at an exercise price of $.01 per share. On November 2, 1999, all of the Senior Notes were exchanged for an equal amount of exchange notes that are freely tradable.

Note 3    On May 2, 2001, the Company replaced its Loan and Security
          Agreement, with a new Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at May 5, 2001. Outstanding letters of credit under the Facility totaled approximately $611,000 at May 5, 2001. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the

          Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of May 5, 2001, we had 536 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and
Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At May 5, 2001, there were 73 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

In August 1998, we acquired the business of G&G Shops, Inc. and the stores operated by subsidiaries of Petrie Retail, Inc. and the trademarks and other assets used in that business. We obtained financing for the acquisition by a net capital contribution by G&G Retail Holdings, Inc., our parent company, to us of $49.8 million and by borrowing $90.0 million under senior bridge notes that we subsequently repaid with the issuance of our senior notes. We accounted for the acquisition under the purchase method of accounting.

Results of Operations

Comparison of The First Three Months Fiscal 2002 and The First Three Months Fiscal 2001

Net sales increased $10.4 million or 14.0% to $84.5 million in the first three months of fiscal 2002 as compared to $74.1 million in the first three months of fiscal 2001. The increase in net sales was due to the opening of new stores, which contributed $9.3 million to net sales in the first quarter of fiscal 2002, and a $1.1 million or 1.6% increase in same store sales. Average sales per gross square foot increased 4.7% to $67 in the first three months of fiscal 2002 from $64 in the first three months of fiscal 2001. We operated 536 stores at the end of the first quarter of fiscal 2002 as compared to 511 stores at the end of fiscal 2001, as a result of opening 29 stores and closing 4 stores.

Cost of sales, including occupancy costs, increased 13.1% to $53.7 million in the first three months of fiscal 2002 from $47.5 million in the first three months of fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs, decreased 0.5% from 64.1% in the first three months of fiscal 2001 to 63.6% in the first three months of fiscal 2002. This 0.5% decrease resulted from a 1.1% decrease in the cost of merchandise, which was offset by a 0.6% increase in occupancy costs as a percent of sales. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales. The occupancy cost increase as a percent of sales resulted primarily from an overall increase in occupancy costs.

In the first three months of fiscal 2002, selling, general, administrative and buying expenses totaled $28.1 million compared to $24.4 million in the first three months of fiscal 2001. As a percent of sales, these expenses increased from 32.9% in the first quarter of fiscal 2001 to 33.3% in the first quarter of fiscal 2002. Fiscal 2002 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first three months fiscal 2002 was $3.7 million as compared to $3.0 million for the first three months of fiscal 2001. The increase is attributable to the additional depreciation and amortization related to new stores, remodels and relocations.

Interest expense in the first three months of fiscal 2002 was $3.5 million or 4.1% of net sales as compared to $3.5 million or 4.7% of net sales for the first three months of fiscal 2001. Interest expense for both the first quarter of fiscal 2002 and 2001 reflects interest on the senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs.

The income tax benefit for the first three months of fiscal 2002 was $1.9 million as compared to $1.7 million in the first quarter of fiscal 2001. The income tax benefit rate was 42.6% in both fiscal quarters.

The net loss increased from $2.3 million in the first three months of fiscal 2001 to a loss of $2.5 million in the first three months of fiscal 2002 due to the factors discussed above.


Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for: (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

On May 2, 2001, we replaced our revolving credit facility with a new three-year facility that provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on our profitability and amount of indebtedness. The revolving credit facility subjects us to a minimum net worth covenant (as defined) of $40.0 million and contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of May 5, 2001, we had no borrowings outstanding under the revolving credit facility, but had approximately $611,000 of letters of credit outstanding.

Net cash used in operating activities in the first three months of fiscal 2002 was $8.4 million as compared to $1.4 million in the first three months of fiscal 2001. The increase in net cash used in operating activities was principally due to the fact that accounts payable increased $4.4 million more in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2002. Additionally, May 2001 rents were paid in the first quarter of fiscal 2002 due to the quarter ending date of May 5th, as opposed to the prior year when May rents were paid in the second quarter of fiscal 2001.

Capital expenditures for the first three months of fiscal 2002 and the first three months of fiscal 2001 were $5.9 million and $10.3 million, respectively. Management estimates that capital expenditures for the remaining nine months of fiscal 2002 will be $6.5 million. We reduced our original capital expenditure budget for fiscal 2002 by $5.5 million in response to the future uncertain economic environment.

We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and the leases expire five years from the date of the initial equipment financed. As of May 5, 2001, $6.3 million of lease financing was incurred under this arrangement and the balance of the line will be used during the current fiscal year. The capital lease obligation outstanding as of May 5, 2001 was $5.2 million.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed nineteen stores in fiscal 2001, four stores in the first three months of fiscal 2002 and anticipate closing an additional ten stores during fiscal 2002. Three stores were closed in the first three months of fiscal 2001.

We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of its nonvoting Class D Common Stock at an exercise price of $0.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. As of May 5, 2001, our indebtedness under our senior notes totaled $100.8 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $5.9 million of unamortized original issue discount, and approximately $340,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

We have minimum annual rental commitments of approximately $26.0 million in fiscal 2002 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2002. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See statement regarding forward looking disclosures. As of May 5, 2001, we had negative working capital of $7.0 million.

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control (as defined in the Holdings Certificate of Incorporation), Holdings may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to them.


Seasonality and Quarterly Operating Results

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2001, our first quarter and fourth quarter accounted for approximately 21.2% and 32.5% of annual net sales, respectively.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, the timing and level of markdowns, the timing of store closings and expansions, competitive factors, weather fluctuations and general economic conditions.


Inflation

We do not believe that inflation has had a material effect on the results of operations during the past three fiscal years. However, our business may be affected by inflation in the future.


Statement Regarding Forward Looking Disclosure

Certain sections of this Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, our ability to expand and to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see the Forward Looking Statements and Factors Affecting Future Performance section of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, filed with the Securities and Exchange Commission on May 4, 2001.



Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable

                           Part II. Other Information


Item 6 - Exhibits and Reports on Form 8-K:

    (a)   Exhibits

    3.01 Certificate of Incorporation of G+G Retail, Inc., incorporated by reference to the registrant's Registration Statement on Form S-4, declared effective by the SEC on October 4, 1999 (File No. 333-81307) (the "S-4").

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

   10.26 Loan and Security Agreement between The CIT Group/Business Credit, Inc. and G+G Retail, Inc., dated as of May 2, 2001.

   (b)    Reports on Form 8-K

    None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  G+G RETAIL, INC.


  Date June 14, 2001                 By / s /  Michael Kaplan
       -------------                    ---------------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                       (signing on behalf of the registrant and
                                          as principal financial officer)

                                  EXHIBIT INDEX

   Exhibit     Description
   -------     -----------

    3.01 Certificate of Incorporation of G+G Retail, Inc., incorporated by reference to the registrant's Registration Statement on Form S-4, declared effective by the SEC on October 4, 1999 (File No.
               333-81307) (the "S-4").

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

   10.26       Loan and Security Agreement between The CIT Group/Business
               Credit, Inc. and G+G Retail, Inc., dated as of May 2, 2001.