Form 10-Q
period 2001-08-04
G&G RETAIL INC
filed 2001-09-17
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended August 4, 2001
                                                 --------------

                        Commission File Number 333-81307
                                               ---------

                                G+G Retail, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      22-3596083
 ------------------------------------            -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                   520 Eighth Avenue, New York, New York 10018
          ------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                        Yes  X           No
                                                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


      Class B                               Outstanding at September 14, 2001
----------------------                     -----------------------------------
Common $.01 par value                                 10 shares

                                    Contents

                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - August 4, 2001 and February 3, 2001              3

          Condensed Consolidated Statements of Operations - Three and Six Months Ended
            August 4, 2001 and July 29, 2000                                                       4

          Condensed Consolidated Statements of Cash Flows - Six Months Ended August 4,
            2001 and July 29, 2000                                                                 5

          Notes to Unaudited Condensed Consolidated Financial Statements                          6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                            8-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                               13

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                         14

Signature Page                                                                                     15

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                 August 4,                  February 3,
                                                                   2001                        2001
                                                                 --------------------------------------
Assets
Current assets:
  Cash and short-term investments                                $     -                     $ 14,568
  Accounts receivable                                              1,234                          866
  Merchandise inventories                                         26,798                       15,329
  Prepaid taxes and other expenses                                 5,701                        1,771
  Deferred tax assets                                                465                          465
                                                                -------------------------------------
Total current assets                                              34,198                       32,999

Property and equipment, net                                       54,540                       51,796
Intangible assets, net                                           110,052                      112,083
Deferred tax assets                                                2,730                            -
Other assets                                                         265                          291
                                                                -------------------------------------
Total assets                                                    $201,785                     $197,169
                                                                =====================================

Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                               $25,617                     $ 14,643
  Accrued expenses                                                17,268                       16,937
  Accrued interest                                                 2,517                        2,515
  Short-term borrowings                                            1,916                            -
  Current portion of capital lease                                 1,443                        1,269
                                                                -------------------------------------
Total current liabilities                                         48,761                       35,364

Deferred tax liability                                                 -                        2,168
Capital lease                                                      3,424                        3,894
Long-term debt                                                   101,027                      100,571
                                                                -------------------------------------
Total liabilities                                                153,212                      141,997

Commitments and contingencies

Stockholder's equity:
  Class B common stock, par value $.01 per share, 1,000
    shares authorized, 10 shares issued and outstanding                -                            -
  Additional paid-in capital                                      50,298                       50,298
  Retained (deficit) earnings                                     (1,725)                       4,874
                                                                -------------------------------------
Total stockholder's equity                                        48,573                       55,172
                                                                -------------------------------------
Total liabilities and stockholder's equity                      $201,785                     $197,169
                                                                =====================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)


                                                     --------------------------------------------------------------------------
                                                     Three months ended  Three months ended  Six months ended  Six months ended
                                                       August 4, 2001       July 29, 2000     August 4, 2001     July 29, 2000
                                                     --------------------------------------------------------------------------
Net sales                                                $89,503             $76,613            $173,992            $150,716
Cost of sales (including occupancy costs)                 59,859              53,760             113,553             101,254
Selling, general, administrative and buying expenses      29,315              25,065              57,405              49,450
Depreciation and amortization expense                      3,750               3,282               7,433               6,287
                                                     --------------------------------------------------------------------------
Operating loss                                            (3,421)             (5,494)             (4,399)             (6,275)

Interest expense                                           3,661               3,541               7,207               6,992
Interest income                                                9                  25                 109                 213
                                                     --------------------------------------------------------------------------
Loss before benefit from income taxes                     (7,073)             (9,010)            (11,497)            (13,054)

Benefit from income taxes                                 (3,013)             (3,838)             (4,898)             (5,561)
                                                     --------------------------------------------------------------------------
Net loss                                                 $(4,060)            $(5,172)           $ (6,599)           $ (7,493)
                                                     ==========================================================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                                   Six months ended      Six months ended
                                                                                    August 4, 2001         July 29, 2000
                                                                                   ----------------      ----------------
Operating activities
Net loss                                                                               $ (6,599)          $ (7,493)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                                           7,433              6,287
  Amortization of debt issue costs                                                          916                877
  Write-off of closed store fixed assets                                                     94                  -
  Deferred taxes                                                                         (4,898)            (1,389)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                                (4,272)              (112)
   Income taxes receivable                                                                    -             (2,161)
   Merchandise inventories                                                              (11,469)           (12,576)
   Accounts payable, accrued expenses and accrued interest                               11,305             11,392
   Income taxes payable                                                                       -             (3,250)
                                                                                       --------           --------
Net cash used in operating activities                                                    (7,490)            (8,425)

Investing activities
Capital expenditures, net                                                                (8,320)           (16,507)
                                                                                       --------           --------
Net cash used in investing activities                                                    (8,320)           (16,507)

Financing activities
Proceeds from short-term borrowings                                                      12,116              7,000
Proceeds from capital lease                                                                 336              2,997
Payment of debt issuance costs                                                             (378)                 -
Payment of short-term borrowings                                                        (10,200)            (3,000)
Payment of capital lease                                                                   (632)              (276)
                                                                                       --------           --------
Net cash provided by financing activities                                                 1,242              6,721
                                                                                       --------           --------

Net decrease in cash and short-term investments                                         (14,568)           (18,211)
Cash and short-term investments, beginning of period                                     14,568             19,093
                                                                                       --------           --------
Cash and short-term investments, end of period                                         $      -           $    882
                                                                                       ========           ========

Supplemental cash flow disclosures
Cash paid for:
Interest                                                                               $  6,181           $  6,067
                                                                                       ========           ========
Income taxes                                                                           $     84           $  1,292
                                                                                       ========           ========

See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements



Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of August 4, 2001, (2) the results of its operations for the three and six months ended August 4, 2001 and July 29, 2000 and (3) its cash flows for the six month period ended August 4, 2001 and July 29, 2000. The balance sheet at February 3, 2001 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 3, 2001 filed on May 4, 2001. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

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

Note 3 The Company is a party to a Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were $1.9 million of outstanding borrowings under the Facility at August 4, 2001. Outstanding letters of credit under the Facility totaled $641,000 at August 4, 2001. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

Note 4 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 2, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of August 4, 2001, we had 539 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At August 4, 2001, there were 78 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

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


Results of Operations

Comparison of The Second Quarter of Fiscal 2002 and The Second Quarter of Fiscal 2001

Net sales increased $12.9 million or 16.8% to $89.5 million in the second quarter of fiscal 2002 as compared to $76.6 million in the second quarter of fiscal 2001. The increase in net sales was due to a $2.5 million, or 3.3%, increase in same store sales compared to the second quarter of fiscal 2001 and the opening of new stores which contributed $10.4 million to net sales in the second quarter of fiscal 2002. Average sales per gross square foot increased 6.2% to $69 in the second quarter of fiscal 2002 from $65 in the second quarter fiscal 2001. We operated 539 stores at the end of the second quarter of fiscal 2002 as compared to 492 stores at the end of the second quarter of fiscal 2001, as a result of opening 65 new stores and closing 18 stores.

Cost of sales, including occupancy costs, increased 11.3% to $59.9 million in the second quarter of fiscal 2002 from $53.8 million in the second quarter of fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs decreased from 70.2% in the second quarter of fiscal 2001 to 66.9% in the second quarter of fiscal 2002. This 3.3% decrease resulted from a 3.2% decrease in cost of merchandise and a 0.1% decrease in occupancy costs. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales.

Selling, general, administrative and buying expenses increased 16.7% from $25.1 million in the second quarter of fiscal 2001 to $29.3 million in the second quarter of fiscal 2002. As a percentage of net sales, these expenses decreased to 32.7% in the second quarter of fiscal 2002 as compared to 32.8% in the second quarter of fiscal 2001. The $4.2 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the second quarter of fiscal 2002 was $3.8 million as compared to $3.3 million for the second quarter of fiscal 2001. The increase of $500,000 is attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the second quarter of fiscal 2002 was $3.7 million or 4.1% of net sales as compared to $3.5 million or 4.6% of net sales for the second quarter of fiscal 2001. Interest expense for both the second quarter of fiscal 2002 and 2001 reflects interest on the capital lease, short-term borrowings, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs.

The income tax benefit for the second quarter of fiscal 2002 was $3.0 million as compared to $3.8 million in the second quarter of fiscal 2001. The income tax benefit rate was 42.6% in both fiscal quarters.

The net loss decreased from $5.2 million in the second quarter of fiscal 2001 to a loss of $4.1 million in the second quarter of fiscal 2002 due to the factors discussed above.


Comparison of The First Six Months of Fiscal 2002 and The First Six Months of Fiscal 2001

Net sales increased $23.3 million or 15.5% to $174.0 million in the first six months of fiscal 2002 as compared to $150.7 million in the first six months of fiscal 2001. The increase in net sales was due to the opening of new stores, which contributed $19.7 million to net sales in the first six months of fiscal 2002, and a $3.6 million or 2.5% increase in same store sales. Average sales per gross square foot increased 5.4% to $136 in the first six months of fiscal 2002 from $129 in the first six months of fiscal 2001.

Cost of sales, including occupancy costs, increased 12.1% to $113.6 million in the first six months of fiscal 2002 from $101.3 million in the first six months of fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs decreased 1.9% from

67.2% in the first six months of fiscal 2001 to 65.3% in the first six months of fiscal 2002. This 1.9% decrease resulted from a 2.2% decrease in the cost of merchandise and a 0.3% increase in occupancy costs as a percent of sales. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales. The occupancy cost increase as a percent of sales resulted primarily from an overall increase in occupancy costs.

In the first six months of fiscal 2002, selling, general, administrative and buying expenses totaled $57.4 million compared to $49.5 million in the first six months of fiscal 2001. As a percent of sales, these expenses increased from 32.9% in the first six months of fiscal 2001 to 33.0% in the first six months of fiscal 2002. The $7.9 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first six months of fiscal 2002 was $7.4 million as compared to $6.3 for the first six months of fiscal 2001. The increase is attributable to additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the first six months of fiscal 2002 was $7.2 million or 4.1% of net sales as compared to $7.0 million or 4.6% of net sales for the first six months of fiscal 2001. Interest expense for the first six months of fiscal 2002 and 2001 reflects interest on the capital lease, short-term borrowings, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs.

The income tax benefit for the first six months of fiscal 2002 was $4.9 million as compared to $5.6 million for the first six months of fiscal 2001. The income tax benefit rate was 42.6% in both six month periods.

The net loss decreased from $7.5 million in the first six months of fiscal 2001 to a loss of $6.6 million in the first six months of fiscal 2002 due to the factors discussed above.


Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for: (i) seasonal working capital, (ii) the construction of new stores,
(iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit) and matures in May 2004. We may use the revolving credit facility for general operating, working capital and other ordinary corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from

1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on our profitability and amount of indebtedness. The revolving credit facility subjects us to a minimum net worth covenant (as defined) of $40.0 million and contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of August 4, 2001, we had $1.9 million of borrowings outstanding under the revolving credit facility and $641,000 of letters of credit outstanding.

Net cash used in operating activities in the first six months of fiscal 2002 was $7.5 million as compared to $8.4 million in the first six months of fiscal 2001. The decrease in net cash used in operating activities was principally due to the decrease in our loss and the fact that our inventory build in the first half of fiscal 2002 was less than in the first half of fiscal 2001, which was offset by our increase in prepaid expenses. August 2001 rents were paid in the second quarter of fiscal 2002 due to the quarter ending date of August 4th, as opposed to the prior year when August rents were paid in the third quarter of fiscal 2001.

Capital expenditures for the first six months of fiscal 2002 and the first six months of fiscal 2001 were $8.3 million and $16.5 million, respectively. Management estimates that capital expenditures for the remaining six months of fiscal 2002 will be approximately between $3.0 million and $4.0 million.

We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and expire five years from the date of the initial equipment financed. The capital lease obligation outstanding as of August 4, 2001 was $4.9 million.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed nineteen stores in fiscal 2001, eight stores in the first six months of fiscal 2002 and anticipate closing approximately ten additional stores during fiscal 2002. We closed nine stores in the first six months of fiscal 2001.

We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of its nonvoting Class D Common Stock at an exercise price of $0.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. As of August 4, 2001, our indebtedness under our senior notes totaled $101.0 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $5.7 of unamortized original issue discount, and approximately

$322,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

We have minimum annual rental commitments of approximately $26.0 million in fiscal 2002 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, and borrowings available under the revolving credit facility will be sufficient to meet our operating requirements and currently planned capital expenditures through the end of fiscal 2002. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the statement regarding forward looking disclosures.

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


                                               G+G RETAIL, INC.


       Date September 17, 2001         By /s/ Michael Kaplan
            --------------------         --------------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                       (signing on behalf of the registrant and
                                          as principal financial officer)

                                  EXHIBIT INDEX


Exhibit      Description
-------      -----------
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