Form 10-Q
period 2001-11-03
G&G RETAIL INC
filed 2001-12-18
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For the quarterly period ended           November 3, 2001
                                        ---------------------------------

                        Commission File Number   333-81307
                                                 ---------

                                G+G Retail, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       22-3596083
-------------------------------------               -----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                   520 Eighth Avenue, New York, New York 10018
       ------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                              Yes  X           No
                                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


       Class B                            Outstanding at December 14, 2001
---------------------                     --------------------------------
Common $.01 par value                                10 shares

                                    Contents


                                                                                Page No.
                                                                                --------
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - November 3, 2001 and
            February 3, 2001                                                         3

          Condensed Consolidated Statements of Operations - Three and Nine
            Months Ended November 3, 2001 and October 28, 2000                       4

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended
            November 3, 2001 and October 28, 2000                                    5

          Notes to Unaudited Condensed Consolidated Financial Statements            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  8-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                13

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                           14

Signature Page                                                                      15

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)


                                                                        November               February
                                                                         3, 2001                3, 2001
                                                                       -------------         -------------
Assets
Current assets:
   Cash and short-term investments                                         $      -               $ 14,568
   Accounts receivable                                                          839                    866
   Merchandise inventories                                                   27,990                 15,329
   Prepaid taxes and other expenses                                           1,702                  1,771
   Deferred tax assets                                                          465                    465
                                                                        -----------             ----------
Total current assets                                                         30,996                 32,999

Property and equipment, net                                                  53,940                 51,796
Intangible assets, net                                                      108,851                112,083
Deferred tax assets                                                           4,057                      -
Other assets                                                                    270                    291
                                                                        -----------             ----------
Total assets                                                               $198,114               $197,169
                                                                        ===========             ==========

Liabilities and stockholder's equity
 Current liabilities:
   Accounts payable                                                        $ 23,344               $ 14,643
   Accrued expenses                                                          15,309                 16,937
   Accrued interest                                                           5,460                  2,515
   Short-term borrowings                                                      1,395                      -
   Current portion of capital lease                                           1,502                  1,269
                                                                        -----------             ----------
Total current liabilities                                                    47,010                 35,364

Deferred tax liability                                                            -                  2,168
Capital lease                                                                 3,056                  3,894
Long-term debt                                                              101,263                100,571
                                                                        -----------             ----------
Total liabilities                                                           151,329                141,997

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000 shares
     authorized, 10 shares issued and outstanding                                 -                      -
   Additional paid-in capital                                                50,298                 50,298
   Retained (deficit) earnings                                               (3,513)                 4,874
                                                                         ----------             ----------
Total stockholder's equity                                                   46,785                 55,172
                                                                         ----------             ----------
Total liabilities and stockholder's equity                                 $198,114               $197,169
                                                                         ==========             ==========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)


                                                        ---------------------------------------------------------------------
                                                           Three months      Three months      Nine months      Nine months
                                                          ended November    ended October     ended November   ended October
                                                             3, 2001           28, 2000          3, 2001          28, 2000
                                                        ---------------------------------------------------------------------
Net sales                                                       $90,601           $85,661          $264,593         $236,377
Cost of sales (including occupancy costs)                        56,529            53,502           170,082          154,756
Selling, general, administrative and buying expenses             30,023            26,551            87,428           76,001
Depreciation and amortization expense                             3,553             3,317            10,986            9,604
                                                        ---------------------------------------------------------------------
Operating income (loss)                                             496             2,291            (3,903)          (3,984)

Interest expense                                                  3,624             3,581            10,831           10,573
Interest income                                                      13                16               122              229
                                                        ---------------------------------------------------------------------
Loss before benefit from income taxes                            (3,115)           (1,274)          (14,612)         (14,328)

Benefit from income taxes                                        (1,327)             (543)           (6,225)          (6,104)

                                                        ---------------------------------------------------------------------
Net loss                                                        $(1,788)          $  (731)         $ (8,387)        $ (8,224)
                                                        =====================================================================

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                            Nine months       Nine months
                                                                           ended November     ended October
                                                                              3, 2001           28, 2000
                                                                           ---------------    -------------
Operating activities
Net loss                                                                     $ (8,387)         $ (8,224)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                                10,986             9,604
  Amortization of debt issue costs                                              1,410             1,324
  Write-off of closed store fixed assets                                          145              --
  Deferred taxes                                                               (6,225)           (2,748)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                         117              (341)
   Income taxes receivable                                                       --                (280)
   Merchandise inventories                                                    (12,661)          (11,746)
   Accounts payable, accrued expenses and accrued interest                     10,018            15,658
   Income taxes payable                                                          --              (3,250)
                                                                            ----------         ---------
Net cash used in operating activities                                          (4,597)               (3)

Investing activities
Capital expenditures, net                                                     (10,350)          (22,560)
                                                                            ----------         ---------
Net cash used in investing activities                                         (10,350)          (22,560)

Financing activities
Proceeds from short-term borrowings                                            19,395            11,300
Proceeds from capital lease                                                       375             3,678
Payment of debt issuance costs                                                   (411)             --
Payment of short-term borrowings                                              (18,000)          (10,100)
Payment of capital lease                                                         (980)             (518)
                                                                            ----------         ---------
Net cash provided by financing activities                                         379             4,360
                                                                            ----------         ---------

Net decrease in cash and short-term investments                               (14,568)          (18,203)
Cash and short-term investments, beginning of period                           14,568            19,093
                                                                            ----------         ---------
Cash and short-term investments, end of period                               $   --            $    890
                                                                            ==========         =========

Supplemental cash flow disclosures
 Cash paid for:
Interest                                                                     $  6,417          $  6,205
                                                                            ==========         =========
Income taxes, net of cash refunds of $1,171
 for the nine months ended October 28, 2000                                  $    118          $    227
                                                                            ==========         =========


                See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements



Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of November 3, 2001, (2) the results of its operations for the three and nine months ended November 3, 2001 and October 28, 2000 and (3) its cash flows for the nine month period ended November 3, 2001 and October 28, 2000. The balance sheet at February 3, 2001 has been derived from financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 3, 2001 filed on May 4, 2001. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

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

Note 3 The Company is a party to a Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were approximately $1.4 million of outstanding borrowings under the Facility at November 3, 2001. Outstanding letters of credit under the Facility totaled $491,000 at November 3, 2001. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

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


          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company expects to adopt FAS 143 beginning in the first quarter of fiscal 2003 and it has not yet determined the effect, if any, the adoption of FAS 143 will have on the Company's financial position and results of operations.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 beginning in the first quarter fiscal 2003 and it has not yet determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, In Charge, R4R, Rave City and Rave Girl, which provide our customers with fashionable, quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of November 3, 2001, we had 543 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At November 3, 2001, there were 80 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

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


Results of Operations

Comparison of The Third Quarter of Fiscal 2002 and The Third Quarter of Fiscal 2001

Net sales increased $4.9 million or 5.7% to $90.6 million in the third quarter of fiscal 2002 as compared to $85.7 million in the third quarter of fiscal 2001. The increase in net sales was due to the opening of new stores which contributed $3.7 million to net sales in the third quarter of fiscal 2002 and a $1.2 million, or 1.5%, increase in same store sales compared to the third quarter of fiscal 2001. Average sales per gross square foot were $71 in both the third quarter fiscal 2002 and 2001. We operated 543 stores at the end of the third quarter of fiscal 2002 as compared to 515 stores at the end of the third quarter of fiscal 2001, as a result of opening 49 new stores and closing 21 stores.

Cost of sales, including occupancy costs, increased 5.6% to $56.5 million in the third quarter of fiscal 2002 from $53.5 million in the third quarter of fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs was 62.4% in both the third quarter of fiscal 2002 and fiscal 2001. This was the result of a 1.0% decrease in cost of sales and a 1.0% increase in occupancy costs. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on. The increase in occupancy costs as a percentage of net sales resulted primarily from an overall increase in occupancy costs.

Selling, general, administrative and buying expenses increased 12.8% from $26.6 million in the third quarter of fiscal 2001 to $30.0 million in the third quarter of fiscal 2002. As a percentage of net sales, these expenses increased to 33.1% in the third quarter of fiscal 2002 as compared to 31.0% in the third quarter of fiscal 2001. The $3.4 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the third quarter of fiscal 2002 was $3.6 million as compared to $3.3 million for the third quarter of fiscal 2001. The increase of $300,000 is attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the third quarter of fiscal 2002 was $3.6 million or 4.0% of net sales as compared to $3.6 million or 4.2% of net sales for the third quarter of fiscal 2001. Interest expense for both the third quarter of fiscal 2002 and 2001 reflects interest on the capital lease, (as described in Liquidity and Capital Resources) short-term borrowings, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs.

The income tax benefit for the third quarter of fiscal 2002 was $1.3 million as compared to $543,000 in the third quarter of fiscal 2001. The income tax benefit rate was 42.6% in both fiscal quarters.

The net loss increased from $731,000 in the third quarter of fiscal 2001 to a loss of $1.8 million in the third quarter of fiscal 2002 due to the factors discussed above.


Comparison of The First Nine Months of Fiscal 2002 and The First Nine Months of Fiscal 2001

Net sales increased $28.2 million or 11.9% to $264.6 million in the first nine months of fiscal 2002 as compared to $236.4 million in the first nine months of fiscal 2001. The increase in net sales was due to the opening of new stores, which contributed $23.4 million to net sales in the first nine months of fiscal 2002, and a $4.8 million or 2.1% increase in same store sales. Average sales per gross square foot increased 3.5% to $207 in the first nine months of fiscal 2002 from $200 in the first nine months of fiscal 2001.

Cost of sales, including occupancy costs, increased 9.9% to $170.1 million in the first nine months of fiscal 2002 from $154.8 million in the first nine months of fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs decreased 1.2% from 65.5% in the first nine months of fiscal 2001 to 64.3% in the first nine months of fiscal 2002. This 1.2% decrease resulted from a 1.7% decrease in the cost of sales and a 0.5% increase in occupancy costs as a percent of sales. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales. The occupancy cost increase as a percent of sales resulted primarily from an overall increase in occupancy costs.

In the first nine months of fiscal 2002, selling, general, administrative and buying expenses totaled $87.4 million compared to $76.0 million in the first nine months of fiscal 2001. As a percent of sales, these expenses increased from 32.1% in the first nine months of fiscal 2001 to 33.0% in the first nine months of fiscal 2002. The $11.4 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

Depreciation and amortization expense for the first nine months of fiscal 2002 was $11.0 million as compared to $9.6 for the first nine months of fiscal 2001. The increase is attributable to additional depreciation and amortization expense related to new stores, remodels and relocations.

Interest expense in the first nine months of fiscal 2002 was $10.8 million or 4.1% of net sales as compared to $10.6 million or 4.5% of net sales for the first nine months of fiscal 2001. Interest expense for the first nine months of fiscal 2002 and 2001 reflects interest on the capital lease, short-term borrowings, senior notes and amortization of the $7.3 million original issue discount, the $470,000 value assigned to the warrants issued by Holdings, our parent company, and the deferred financing costs.

The income tax benefit for the first nine months of fiscal 2002 was $6.2 million as compared to $6.1 million for the first nine months of fiscal 2001. The income tax benefit rate was 42.6% in both nine month periods.

The net loss increased from $8.2 million in the first nine months of fiscal 2001 to a loss of $8.4 million in the first nine months of fiscal 2002 due to the factors discussed above.


Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for: (i) seasonal working capital, (ii) the construction of new stores,
(iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit) and matures in May 2004. We may use the revolving credit facility for general operating, working capital and other ordinary corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on our profitability and amount of indebtedness. The revolving credit facility subjects us to a minimum net worth covenant (as defined) of $40.0 million for any month during which the excess availability is equal to or less than $7.5 million. The facility also contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of November 3, 2001, we had approximately $1.4 million of borrowings outstanding under the revolving credit facility and $491,000 of letters of credit outstanding.

Net cash used in operating activities in the first nine months of fiscal 2002 was $4.6 million as compared to approximately $3,000 in the first nine months of fiscal 2001. The increase in net cash used in operating activities was principally due to the fact that our accounts payable build in the first nine months of fiscal 2002 was less than in the first nine months of fiscal 2001.

Capital expenditures for the first nine months of fiscal 2002 and the first nine months of fiscal 2001 were $10.4 million and $22.6 million, respectively. Management estimates that capital expenditures for the remaining three months of fiscal 2002 will be approximately between $2.0 million and $3.0 million.

We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and expire five years from the date of the initial equipment financed. The capital lease obligation outstanding as of November 3, 2001 was $4.6 million.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to close. We closed nineteen stores in fiscal 2001, eleven stores in the first nine months of fiscal 2002 and anticipate closing approximately ten additional stores during the remaining three months of fiscal 2002. We closed nine stores in the first nine months of fiscal 2001.

We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of its nonvoting Class D Common Stock at an exercise price of $0.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. As of November 3, 2001, our indebtedness under our senior notes totaled $101.3 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $5.4 of unamortized original issue discount, and approximately $305,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the notes is 11% per annum, payable semi-annually.

We have minimum annual rental commitments of approximately $26.0 million in fiscal 2002 under existing store leases and the leases for our corporate headquarters and distribution center.

We believe that our cash flow from operating activities, and borrowings available under the revolving credit facility will be sufficient to meet our operating requirements and currently planned capital expenditures through the end of fiscal 2003. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the statement regarding forward looking disclosures.

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

Statement Regarding Forward Looking Disclosure

Certain sections of this Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, our ability to expand and to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, changes in customer shopping habits, including the effect that the September 11, 2001 terrorist attacks had on the United States and events following the attacks may have on mall shopping, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see the Forward Looking Statements and Factors Affecting Future Performance section of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, filed with the Securities and Exchange Commission on May 4, 2001.

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


                                                       G+G RETAIL, INC.


           Date December 14, 2001             By / s / Michael Kaplan
                -----------------               -------------------------------
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