Form 10-K
period 2002-02-02
G&G RETAIL INC
filed 2002-05-02
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002

                        Commission file number 333-81307

                                G+G RETAIL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                   22-3596083
     ------------------------------------------------                ---------------------------------------
     (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
                       organization)

              520 Eighth Avenue, New York, NY                                         10018
     ------------------------------------------------                ---------------------------------------
         (Address of principal executive offices)                                   (Zip Code)



       Registrant's telephone number, including area code: (212) 279-4961

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 1, 2002 all of the common stock of the registrant was held by an affiliate. On May 1, 2002, 10 shares of the registrant's Class B common stock, par value $.01 were outstanding.

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

                                     PART I

Item 1.  Business

General

         We are a leading national mall-based retailer of popular-price female apparel. We sell substantially all of our merchandise under private label names, including Rave, Rave Up, Rave Girl, R4R and Shut Eye, and provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. We emphasize the purchasing of merchandise domestically and seek to keep inventory lead times short in order to respond quickly to fashion trends and minimize mark-downs. Our pricing strategy, which emphasizes delivering consistent value to our customers rather than driving sales with periodic promotions, is also intended to contribute to a low rate of markdowns.

         As of April 2002, we had 548 stores, generally in major enclosed regional shopping malls, throughout the United States, Puerto Rico and the U.S. Virgin Islands which operate primarily under the G+G, Rave and Rave Girl names. We use the same store format for our G+G/Rave stores and apply this format in all of our markets. Our G+G/Rave stores average approximately 2,400 gross square feet and are designed to create a lively and exciting shopping experience for our teenaged customers.

         In July 1999, we opened our first Rave Girl store which sells apparel primarily for 7- to 12-year-old girls. We believe that the market for the sale of popularly priced fashion apparel to this age group is currently under served. We entered this market at a relatively low incremental cost by leveraging our existing administrative, distribution and marketing infrastructure. As of April 2002, we had 84 Rave Girl stores located in 22 states coast to coast and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

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

         Our principal executive offices are located at 520 Eighth Avenue, New York, New York 10018, telephone number (212) 279-4961.

Business Strategy

         Our business strategy is to expand our operations and increase our sales and earnings through the opening of new stores, including through the acquisition of individual or multiple leases, primarily in mall locations that we believe are favorable for business. During the fiscal years 2000, 2001 and 2002, we opened 86 G+G/Rave stores and 82 Rave Girl stores. We opened six G+G/Rave stores and three Rave

Girl stores to date in fiscal 2003 and expect to open between 30 and 40 additional stores, in total, in the fiscal year. We believe that our strong relationships with our existing landlords provide us with a good opportunity to negotiate favorable lease terms in new locations.

Merchandising and Marketing

Merchandising Strategy

         Our merchandising strategy is to deliver the latest fashions to our customers more quickly and at lower prices than our competitors. Our G+G/Rave store merchandise is designed primarily to appeal to young women between the ages of 13 and 19 years old who desire fashion, quality and value. However, due to our merchandise and our geographic diversity, over the past few years our G+G/Rave stores also have increasingly attracted the 20- to 30-year-old female customer. Our Rave Girl store merchandise is designed primarily to appeal to the fashion desires of girls between the ages of 7 and 12 years old and the quality and value demands of parents who regularly replenish a growing child's wardrobe. A portion of our merchandise is private label that is manufactured to our specifications. This strategy gives us tighter control over apparel production and delivery than we would have if we purchased and sold brand-name merchandise. We offer the latest fashion in both apparel and accessories in stores that are designed to be bright, energetic and welcoming to create a fun and enjoyable shopping experience. Our apparel offerings include tops, bottoms, dresses, lingerie, coordinates, accessories, shoes and outerwear. We utilize an everyday value pricing strategy, as opposed to offering discounts on marked-up merchandise.

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

         We believe that we have established relationships with an adequate number of suppliers to meet our ongoing inventory needs and that we have strong relationships with these suppliers. During fiscal 2002, we purchased our inventory from more than 300 suppliers. We have been purchasing inventory from our top three suppliers for more than five years. We do not have long-term contracts with our suppliers, and we transact business principally on an order-by-order basis. During fiscal 2002, our top three suppliers accounted for 11%, 11% and 5% of our inventory purchases. No other supplier accounted for more than 5% of our inventory purchases.

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

Locations and Format of Our Stores

Store Locations

         As of April 2002, we had 548 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands as set forth below:


State/Territory             Number of Stores
---------------             ----------------

Alabama                            9
Arkansas                           2
Arizona                            4
California                        38
Colorado                          11
Connecticut                        9
Delaware                           2
Florida                           59
Georgia                           19
Hawaii                             1
Idaho                              1
Illinois                          26
Indiana                            6
Kansas                             1
Kentucky                           4
Louisiana                         13
Maine                              1
Maryland                          20
Massachusetts                     19
Michigan                          18
Minnesota                          2
Mississippi                        4
Missouri                          11
Nebraska                           1
Nevada                             1
New Hampshire                      4
New Jersey                        20
New Mexico                         3
New York                          45
North Carolina                     9
Ohio                              19
Oklahoma                           1
Oregon                             2
Pennsylvania                      27
Puerto Rico                       58
Rhode Island                       1
South Carolina                     5
Tennessee                          8
Texas                             36
Virginia                          11
Virgin Islands                     2
Washington                        11
Wisconsin                          3
West Virginia                      1


Store Format

         We use a similar store format for our G+G/Rave stores. Our Rave Girl stores have their own unique store format. We consistently apply our store formats in all the markets that we serve. In general, the G+G name is used in the New York, New Jersey and Connecticut markets, and the Rave name is used in other markets.

         Our stores are predominantly located in major enclosed regional shopping malls. Within such malls, we seek locations for our G+G/Rave stores in proximity to stores and areas having high teen traffic flow, such as music stores, shoe stores and food courts. We locate our Rave Girl stores both in major regional shopping malls and in strip centers where we seek locations in proximity to other specialty stores that sell products to young girls. Our G+G/Rave stores are typically 2,400 gross square feet in size. Our Rave Girl stores are approximately 2,000 gross square feet.

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

         Sales have been evenly balanced among our store base, with our highest volume store accounting for less than 1% of gross sales during fiscal 2002.

Store Operations

         Our district/area managers manage all aspects of store operations other than purchasing. Each of these district/area managers is responsible for approximately six to ten stores and reports to a regional manager who oversees seven to eight district/area managers. The regional managers, in turn, report to our Senior Vice President-Store Operations.

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

         Our customers may pay for merchandise with cash, checks or third-party credit cards. In July 2002, we introduced our own Rave Girl Credit Card, which is accepted at our Rave Girl Stores. Our merchandise return policy permits returns to be made within 30 days from the date of purchase. We give refunds if the customer has a receipt. Otherwise, we issue a store credit.

Store Openings and Closings

         We have implemented an ongoing program of opening new stores in locations that we believe are favorable for our business and closing under performing stores. Since the beginning of fiscal 2002, we have opened 55 stores. During this same period, we have closed 18 stores. We plan to open between 30 and 40 additional stores and we anticipate that we will close approximately 12 stores during fiscal 2003.

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

Competition

         The retail apparel business is highly competitive, with fashion, quality, price, location, store environment and customer service being the principal competitive factors. We compete with a number of mall-based popular-priced junior and girls fashion retailers. Our competitors in the junior and girls retail apparel businesses include Wet Seal, Inc. and Limited Too, Inc., respectively, both of which are mall-based apparel retailers that offer current fashions at generally higher price points than we offer. In addition, we compete with several discount department stores, local and regional department store chains and other apparel retailers that overlap with our merchandise offerings and price points. Some of our competitors are larger and may have greater financial, marketing and other resources than we have. In addition, we compete for favorable site locations and lease terms in shopping malls.

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

         All of our stores have point-of-sale terminals that record sales at the style level, markdowns, distribution center receipts, interstore transfers and store payroll. This information is transmitted daily to our host systems.

Trademarks and Service Marks

         We own various trademarks, service marks and trade names, including G+G, Rave, Rave Up, Rave Girl, Rave City, R4R, In Charge, American High and Shut Eye.

Employees

         As of April 2002, we had a total of approximately 4,700 employees, consisting of approximately 800 full-time salaried employees, approximately 1,400 full-time hourly employees and approximately 2,500 part-time hourly employees. The number of part-time hourly employees fluctuates due to the seasonal nature of our business.

         As of April 2002, Local 2326 of the UAW/AFL/CIO represented approximately 160 hourly employees in our distribution center. The collective bargaining agreement covering these employees expires on January 31, 2005. None of our other employees are members of a union. We consider our relations with both our union and non-union employees to be satisfactory.

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

         General economic conditions, including business conditions, levels of employment and consumer confidence in future economic conditions affect the level of consumer spending. In addition, because our stores are located primarily in malls, we depend upon the continued popularity of malls as a shopping destination, and the ability of mall anchor tenants and other attractions to generate customer traffic to our stores. Mall traffic or economic conditions in the markets in which our stores are located may decline and may result in lower revenues and profits. A terrorist attack or threat could affect the level of mall traffic, shopping activity, and/or general economic conditions and have the same result.

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

         A significant number of our stores are located in Florida, California and the Caribbean. In addition, we plan to open more stores in these areas. As a result, we are susceptible to fluctuations in our business caused by the severe weather or natural disasters, which occur from time to time in these geographic regions. Also, unseasonable weather conditions such as an unusually cold spring or warm fall may have a negative effect on sales of or profit margin on seasonable merchandise.

Item 2.  Properties

         Our corporate headquarters is located in New York City and consists of 40,000 square feet of leased office space. From our headquarters, we administer our purchasing, merchandising, finance, store operations, management information systems, marketing, real estate, human resources and store construction functions. The lease for our headquarters expires on January 31, 2006. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value rent on the premises at the time of renewal.

         As of April 2002, we had 548 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands. All of our store sites are leased. This table shows the number of store leases expiring during the years indicated, assuming the exercise of all available renewal options:


            Fiscal Year                        Leases Expiring
            -----------                        ---------------
                2003                                  87
                2004                                  71
                2005                                  56
                2006                                  76
                2007                                  51
             thereafter                              179

         As of April 2002, we also had 28 stores with expired leases, many of which we have reached agreement to extend subject to final documentation. We occupy those premises on a month-to-month basis. As of April 2002, we leased approximately 18% and 9% of our stores from our two largest landlords.

         We lease our distribution center located in North Bergen, New Jersey. The lease expires in August 2004. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value rent on the premises at the time of renewal.

Item 3.  Legal Proceedings.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 1, 2002, we were not engaged in any legal proceedings that are expected to have a material adverse effect on us.



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

         We derived the following selected financial and operating data from:

         o the combined balance sheets as of January 31, 1998 and the related combined statements of operations and cash flows for fiscal 1998 and the seven months ended August 28, 1998 from the audited financial statements of the business we acquired in the acquisition; and

         o the consolidated balance sheets as of January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002 and the related consolidated statements of operations and cash flows for the five months ended January 30, 1999, fiscal 2000, 2001 and 2002 from our audited financial statements.

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

                                G+G Retail, Inc.
                      Selected Financial and Operating Data


                                                 Acquired Assets                        G+G Retail, Inc.
                                          -------------------------  -------------------------------------------------------

Dollars in thousands except for sales                  Feb. 1, 1998  Aug. 29, 1998
  per gross square foot                   Fiscal Year    to Aug. 28,   to Jan. 30, Fiscal Year  Fiscal Year    Fiscal Year
                                             1998           1998         1999        2000          2001           2002
                                           --------       --------     --------    --------      --------       --------
Statement of Operations Data:
Net Sales                                  $286,938       $162,823    $ 131,567    $318,506      $350,040       $380,428
Cost of sales (including occupancy
  costs)                                    177,765        106,056       79,267     196,330       217,032        234,525
Selling, general, administrative, and
  buying expenses (1)                        79,702         49,330       36,170      89,352       107,928        119,893
Depreciation and amortization expense         4,489          2,845        5,141      11,800        13,178         14,824
                                           --------       --------    ---------    --------      --------       --------
Operating income                             24,982          4,592       10,989      21,024        11,902         11,186
Interest expense, net                             -              -        7,395      12,983        14,012         14,311
                                           --------       --------    ---------    --------      --------       --------

Income (loss) before extraordinary
  loss and provision (benefit) for
  income taxes                               24,982          4,592        3,594       8,041        (2,110)        (3,125)
Provision (benefit) for income taxes         10,293          1,892        1,581       3,428          (808)        (1,327)
                                           --------       --------    ---------    --------      --------       --------

Income (loss) before extraordinary
  loss                                       14,689          2,700        2,013       4,613        (1,302)        (1,798)
Extraordinary loss, net of $354 of
  income tax                                      -              -            -        (450)       -              -
                                           --------       --------    ---------    --------      --------       --------
Net income (loss)                          $ 14,689       $  2,700    $   2,013    $  4,163      $ (1,302)      $ (1,798)
                                           ========       ========    =========    ========      ========       ========

Other Operating Data:
Sales per gross square foot (2)            $    295       $    160    $     130    $    296      $    291       $    297
Inventory turnover (3)                         6.6X           6.0X         6.5X        5.6X          6.1X           6.2X
Same store net sales increase
  (decrease) (4) (5)                            4.5%          (3.0)%       (1.1)%      (0.5)%        (3.7)%          2.1%
Capital expenditures:
  New stores                               $  2,972       $  1,299    $   1,027    $ 10,200      $ 13,615       $  5,518
  Remodels                                    3,320          1,809        1,341       6,680         7,877          4,104
  POS equipment                                   -              -            -       2,469         4,164            684
  Non-store assets and systems                  713            292          411       1,276           639          1,234
                                           --------       --------    ---------    --------      --------       --------
Total capital expenditures                 $  7,005       $  3,400    $   2,779    $ 20,625      $ 26,295       $ 11,540
                                           ========       ========    =========    ========      ========       ========

Number of Stores
  Beginning balance                             395            408          415         422           456            511
  New stores opened                              25              9           13          48            74             46
  Existing stores closed                         12              2            6          14            19             18
                                           --------       --------     --------    --------      --------       --------
  Ending balance                                408            415          422         456           511            539
                                           ========       ========    =========    ========      ========       ========

Other Financial Data:
EBITDA as adjusted (6)                     $ 31,305       $  8,449    $  16,130    $ 32,824      $ 25,080       $ 26,010
EBITDA margin as adjusted (7)                  10.9%           5.2%        12.3%       10.3%          7.2%           6.8%
Cash provided by operating activities      $ 25,588       $ 15,793    $  11,943    $ 20,592      $ 18,908       $ 13,657
Cash used in investing activities            (7,005)        (3,400)    (137,658)    (20,625)      (26,295)       (11,540)
Cash (used in) provided by financing
  activities                                (19,069)       (14,140)     137,069       5,997         2,862         (1,357)



                                     Acquired Assets                      G+G Retail, Inc.
                                     ---------------    -----------------------------------------------------
Dollars in thousands                     Jan. 31,        Jan. 30,      Jan. 29,        Feb. 3,        Feb. 2,
                                           1998           1999          2000            2001           2002
                                        ---------       ---------     ---------      ---------      ---------
Balance Sheet Data:
Total assets                             $28,157         $167,664     $186,742        $197,169       $194,960
Total long-term debt                      20,866           90,000      101,480         104,465        104,166

                 Notes to Selected Financial and Operating Data

(1) Selling, general, administrative and buying expenses include royalty expense and store closing expenses. Royalty expense represents an amount charged by Petrie Retail for the use of trademarks that we purchased in the acquisition.
(2) Our sales per gross square foot was $287 for the first 52 weeks of fiscal year 2001.
(3) Calculated by dividing the sum of monthly net retail sales by average monthly retail inventory. The fiscal 2000 inventory turn was negatively impacted by the off-season inventory purchases made during the fiscal year. Without these off-season purchases, inventory turn for fiscal 2000 would have been 6.1 times.
(4)      A store becomes comparable after it is open 12 full months.
(5) Our same store net sales decreased 5.3% for the first 52 weeks of fiscal year 2001.
(6) We define EBITDA as operating income plus depreciation and amortization. In addition, we have further adjusted EBITDA to add back royalty expense. See note (1). EBITDA as adjusted does not represent cash flow from operations. You should not consider EBITDA as adjusted to be an alternative to operating or net income computed in accordance with generally accepted accounting principles, an indicator of our operating performance, an alternative to cash from operating activities as determined in accordance with GAAP or a measure of liquidity. We believe that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the retail industry. As a result, we present this information to give you a more complete comparative analysis of our operating performance relative to other companies in the industry. Not all companies calculate EBITDA using the same methods. Therefore, the EBITDA figures as adjusted that we present may not be comparable to EBITDA reported by other companies.
(7)      Computed by dividing EBITDA as adjusted by net sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following in conjunction with the selected financial data and our combined and consolidated financial statements and the related notes included elsewhere in this report.

Overview

         We are a leading national mall-based retailer of popular-price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. During fiscal 2000, we began to sell fashion apparel and accessories targeted at pre-teens aged 7- to 12-years old. In August 1998, we acquired the business of G&G Shops and the stores operated by subsidiaries of Petrie Retail and the trademarks and other assets used in that business.

Results of Operations

         The following table sets forth selected operating statement data, expressed as a percentage of net sales:


                                                       Fiscal Year 2000  Fiscal Year 2001   Fiscal Year 2002
                                                       ----------------  ----------------   ----------------

      Net Sales                                               100.0%            100.0%             100.0%
      Cost of Sales (including occupancy costs)                61.6              62.0               61.6
      Selling, general, administrative and
       buying expenses                                         28.1              30.8               31.5
      Depreciation and amortization expense                     3.7               3.8                3.9
      Operating income                                          6.6               3.4                3.0
      Interest expense, net                                     4.1               4.0                3.8
      Income (loss) before extraordinary loss
       and provision (benefit) for income taxes                 2.5              (0.6)              (0.8)
      Extraordinary loss, net of tax                            0.1               -                  -
      Net income (loss)                                         1.3              (0.4)              (0.5)
      EBITDA as adjusted                                       10.3               7.2                6.8


Comparison of Fiscal 2002 and Fiscal 2001

         Our fiscal year ends on the Saturday closest to January 31 and generally results in a 52-week fiscal year. However, every five or six years, our fiscal year is 53 weeks. Fiscal 2001 included 53 weeks. For purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

         Net sales increased to $380.4 million in fiscal 2002 from $350.0 million in fiscal 2001. The $30.4 million or 8.7% increase in net sales was due to the opening of new stores, which contributed $28.2 million to the net sales increase, together with a $6.9 million or 2.1% increase in same store net sales (comparing 52 weeks) less $4.7 million applicable to the extra week in fiscal 2001. Average sales per gross square foot increased 2.1%, to $297 in fiscal 2002 from $291 in fiscal 2001. We operated 539 stores as of February 2, 2002 as compared to 511 stores as of February 3, 2001. This increase was the result of opening 46 stores and closing 18 stores during the period.

         Cost of sales, including occupancy costs, increased 8.1% to $234.5 million in fiscal 2002 from $217.0 million in fiscal 2001. As a percentage of net sales, cost of sales including occupancy costs decreased 0.4%, from 62.0% in fiscal 2001 to 61.6% in fiscal 2002. This 0.4% decrease resulted from a 1.0% decrease in cost of sales, which was offset by a 0.6% increase in occupancy costs as a percentage of sales. The decrease in cost of sales as a percentage of net sales was due to an increase in the initial mark-on and a $1.7 million increase in vendor allowances received in fiscal 2002 as compared to fiscal 2001, offset in part by an increase in markdowns. Vendor allowances for fiscal 2002 were $5.3 million, as compared to $3.6 million in fiscal 2001. The occupancy cost increase as a percent of sales resulted from an overall increase in occupancy costs.

         Selling, general, administrative and buying expenses increased $12.0 million or 11.1% to $119.9 million in fiscal 2002 from $107.9 million, in fiscal 2001. As a percentage of net sales, these expenses increased to 31.5% of sales in fiscal 2002, as compared to 30.8% in fiscal 2001. Fiscal 2002 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs.

         Depreciation and amortization expense for fiscal 2002 was $14.8 million compared to $13.2 million for fiscal 2001. The increase is mainly attributable to the additional depreciation and amortization expense related to new stores, remodels and relocations.

         Net interest expense in fiscal 2002 was $14.3 million or 3.8% of net sales, as compared to $14.0 million or 4.0% of net sales for fiscal 2001. Both fiscal 2002 and fiscal 2001 reflect interest on our senior notes and the amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by Holdings and deferred financing costs, capital lease interest and interest expense on our short-term borrowings.

         The income tax benefit for fiscal 2002 was $1.3 million or a 42.5% income tax benefit rate as compared to income tax benefit of $808,000, or an income tax benefit rate of 38.3% for fiscal 2000. The higher income tax benefit rate in fiscal 2002 was due to additional tax credits received in fiscal 2002.

         There was a net loss of $1.8 million in fiscal 2002 as compared to a net loss of $1.3 million in fiscal 2001. The difference was caused by the factors discussed above.

Comparison of Fiscal 2001 and Fiscal 2000

         Net sales increased to $350.0 million in fiscal 2001 from $318.5 million in fiscal 2000. The $31.5 million or 9.9% increase in net sales was due to the opening of new stores, which contributed $42.9 million to the net sales increase in fiscal 2001 and was offset by a $11.4 million, or a 3.7%, decrease in same store sales compared to fiscal 2000 (a 5.3% same store sales decrease based on the first 52 weeks of fiscal 2001). The same store sales decline for the fiscal year 2001 was positively impacted by the same store sales increase of 3.9% in the fourth quarter of fiscal 2001 (comparing the first 13 weeks of the fourth quarter of fiscal 2001 to the 13 weeks of fiscal 2000). Average sales per gross square foot decreased 1.7%, to $291 in fiscal 2001 from $296 in fiscal 2000. We operated 511 stores as of February 3, 2001 as compared to 456 stores as of January 29, 2000. This was the result of opening 74 stores and closing 19 stores during the period.

         Cost of sales, including occupancy costs, increased 10.6% to $217.0 million in fiscal 2001 from $196.3 million in fiscal 2000. As a percentage of net sales, cost of sales including occupancy costs increased 0.4%, from 61.6% in fiscal 2000 to 62.0% in fiscal 2001. This 0.4% increase resulted from a 0.7% decrease in cost of sales, which was offset by a 1.1% increase in occupancy costs as a percentage of sales. The decrease in cost of sales as a percentage of net sales was due to an increase in initial mark-on and a $500,000 increase in vendor allowances received in fiscal 2001 as compared to fiscal 2000 offset in part by an increase in markdowns. Vendor allowances for fiscal 2001 were $3.6 million, as compared to $3.1 million in fiscal 2000. The occupancy cost increase as a percent of sales resulted from an overall increase in occupancy costs coupled with a decrease in same store sales.

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

         Net interest expense in fiscal 2001 was $14.0 million or 4.0% of net sales, as compared to $13.0 million or 4.1% of net sales for fiscal 2000. The period January 31, 1999 through May 17, 1999 reflects interest on our senior bridge notes and amortization of the related issuance costs. The period May 18, 1999 through January 29, 2000 and fiscal 2001 reflects interest on our senior notes and the amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by Holdings and deferred financing costs. In fiscal 2001, there was capital lease interest of $456,000 as compared to $36,000 in fiscal 2000. In fiscal 2001, there was interest expense of approximately $200,000 on our short-term borrowings. In fiscal 2000 there were no short-term borrowings.

         The income tax benefit for fiscal 2001 was $808,000 or a 38.3% income tax benefit rate as compared to income tax expense of $3.4 million, excluding $354,000 of income tax benefit from the extraordinary loss, or a income tax rate of 42.6% for fiscal 2000. The lower income tax benefit rate in fiscal 2000 was due the mix of income between U.S. and foreign sources.

         There was a net loss of $1.3 million in fiscal 2001 as compared to a net income of $4.2 million in fiscal 2000. The net loss for fiscal 2001 was positively impacted by the $6.9 million of net income in the fourth quarter of fiscal 2001 as compared to the net income of $5.7 in the fourth quarter of fiscal 2000.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores and (iv) upgrading and maintaining computer systems.

         On May 2, 2001, we replaced our revolving credit facility with a new three-year facility that provides for a line of credit in an amount of up to $30.0 million (including a sublimit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowings can range either from prime to prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar rate, based on the profitability and amount of indebtedness of the Company. The revolving credit facility subjects us to a minimum net worth (as defined) covenant of $40.0 million if excess availability under the facility is $7.5 million or less during any month. The facility also contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of February 2, 2002, we had no borrowings outstanding under the revolving credit facility, but had approximately $449,300 of letters of credit outstanding.

         Net cash provided by operating activities in fiscal 2002 was $13.7 million, as compared to $18.9 million in fiscal 2001. The decrease in net cash provided by operating activities in fiscal 2002, as compared to fiscal 2001, was principally due to the fact that our accounts payable and accrued expenses decreased by $329,000 in fiscal 2002, as compared to a $8.9 million increase in fiscal 2001.

         Capital expenditures for fiscal 2002, 2001 and 2000 were $11.5 million, $26.3 million, and $20.6 million, respectively. The decrease in capital expenditures for fiscal 2002 was due to our opening of fewer stores and a reduction in our store remodeling spending. For fiscal 2003, management estimates capital expenditures will be between $12.0 million and $14.0 million.

         We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of the point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date and leases expire five years from the date of the initial equipment financed. As of February 2, 2002, $6.4 million of lease financing was incurred under this arrangement. The capital lease obligation outstanding as of February 2, 2002 was $4.2 million.

         We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed 14 stores in fiscal 2000, 19 stores in fiscal 2001 and 18 stores in fiscal 2002.

         As of February 2, 2002, we had $15.3 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

         On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of nonvoting Class D Common Stock at an exercise price of $.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay the senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. As of February 2, 2002, our indebtedness under our senior notes totaled $101.5 million, which reflects the aggregate face amount of the senior notes of $107.0 million, net of $5.2 of unamortized original issue discount, and approximately $288,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the senior notes is 11% per annum, payable semi-annually.

         We have minimum annual rental commitments of approximately $28.6 million in fiscal 2003 under existing store leases and the leases for our corporate headquarters and distribution center.

         We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2003. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, our capitalized lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control.

         If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all our notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control, our parent company may not have sufficient funds to redeem its preferred stock as required in such event unless we pay a dividend of such amount to it.

Seasonality and Quarterly Operating Results

         Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2002, our fourth quarter accounted for approximately 30.4% of annual net sales, as compared to 32.5% in fiscal 2001.

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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Position and Results of Operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change is warranted. Our accounting policies are more fully described in Note 1 to the Consolidated Financial statements included herein.

         Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are inventory valuation, valuation of long-lived and intangible assets and goodwill, vendor allowances and income tax accounting.

Inventory Valuation

         Merchandise inventories, which consist of finished goods, are valued at the lower of cost as determined by the retail inventory method (average cost basis) or market value. Inventories include items that have been marked down to management's best estimate of their fair market value. Markdowns are taken regularly to affect the rapid sale of slow moving inventory and to allow for daily delivery of new merchandise to the stores. To the extent that management's estimates differ from actual results, additional markdowns may be required which could reduce our gross margin and operating income. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns, which would adversely affect our operating results.

Valuation of Long-Lived and Intangible Assets and Goodwill

         We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

         o a significant underperformance relative to expected historical or projected future operating results;

         o a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

         o    a significant negative industry or economic trend;

         o    our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets (including goodwill) and long-lived assets amounted to $159.7 million and $163.9 million as of February 2, 2002 and February 3, 2001, respectively.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations ("FAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will no longer be amortized, but will be subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt FAS 142 beginning in the first quarter of fiscal 2003 and does not believe an impairment of goodwill or indefinite lived intangible assets will be required. Management estimates that the pre-tax effect of implementing the non-amortization provisions of FAS 142 will be to reduce amortization expense and increase operating income by approximately $3.9 million in fiscal 2003.

Vendor Allowances

         Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors and are recorded as a reduction of cost of sales in the period in which the allowances are received. These allowances primarily benefit our fourth quarter in each year. Allowances recognized in the first three quarters of our fiscal year are markdown allowances received from vendors for specific poor-performing styles of merchandise and have historically aggregated less than 20% of total vendor allowances received in a fiscal year. Year-end allowances, which represent the balance of vendor allowances, are negotiated and recorded in the fourth quarter based on vendor profitability and volume for the calendar year. Vendor allowances for fiscal 2002 were $5.3 million, as compared to $3.6 million in fiscal 2001.

Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company has used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations ("FAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will no longer be amortized, but will be subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt FAS 142 beginning in the first quarter of fiscal 2003 and does not believe an impairment of goodwill or indefinite lived intangible assets will be required. Management estimates that the pre-tax effect of implementing the non-amortization provisions of FAS 142 will be to reduce amortization expense and increase operating income by approximately $3.9 million in fiscal 2003.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("FAS 143"), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will adopt FAS 143 in the first quarter of fiscal 2003. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business (as previously defined in the Opinion). FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Our directors and executive officers are:


Name                            Age    Position
----                            ---    --------
Jay Galin                       66     Chairman of the Board of Directors and Chief Executive Officer
Scott Galin                     43     President, Chief Operating Officer and Director
Craig Cogut                     48     Director
Donald D. Shack                 73     Director
Lenard B. Tessler               49     Director
Michael Kaplan                  48     Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James R. Dodd                   60     Senior Vice President Store Operations
Robert W. Tinbergen             54     Senior Vice President Merchandise Planning and Distribution
Jeffrey Galin                   40     Senior Vice President/Merchandise Manager

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

         Donald D. Shack is a founding member of the law firm of Shack Siegel Katz Flaherty & Goodman, P.C., general counsel to G+G Retail and Holdings. He joined our Board of directors in August 1998. Before the formation of Shack Siegel Katz Flaherty & Goodman, P.C. in April 1993, Mr. Shack was a member of the law firm of Whitman & Ransom from 1990 to 1993 and a member of the law firm of Golenbock & Barell from 1959 to 1989. Mr. Shack is a member of the Board of Directors of Ark Restaurants Corp.

         Lenard B. Tessler is a Managing Director of Cerberus Capital Management, L.P., an investment management firm, which he joined in May 2001. Prior to joining Cerberus Capital Management, L.P., he was a founding partner of TGV Partners, a private investment partnership formed in April 1990. He joined our Board of Directors in August 1998. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry from 1994 to 1997, after serving as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buyout firm formed in 1987. Mr. Tessler serves as a member of the Board of Directors of Garfield & Marks Designs, Ltd., Inc., Opinion Research Corporation, Inc., and Meridian Rail LLC.

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

Board of Directors

         Under the certificate of incorporation of Holdings, so long as Holdings controls us, Holdings is required to cause our Board of directors to be identical to its board of directors. The board of directors of Holdings and, as a result, our board of directors each consists of five members. All of our Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Holders of class A common stock of Holdings are currently entitled to elect three directors, and holders of class B common stock of Holdings are currently entitled to elect two directors. Messrs. Jay and Scott Galin and Mr. Shack were elected to the Board of Directors of Holdings by the holders of class A common stock of Holdings. Mr. Cogut and Mr. Tessler were elected to the Board of Directors of Holdings by the holders of class B common stock. As of May 1, 2002, Jay and Scott Galin collectively owned, assuming the exercise of their vested stock options, approximately 84.5% of the outstanding class A common stock of Holdings. Affiliates of Pegasus Investors owned 100% of the class B common stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." See "Item 13. Certain Relationships and Related Transactions" for descriptions of agreements relating to the stock ownership and management of our business.

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

         o termination of the employment of either of Jay Galin or Scott Galin by us for cause or by either of them without good reason, as these terms are defined in each executive's employment agreement; or

         o certain events set forth in Holding's certificate of incorporation including the failure of Holdings to perform specified obligations to the holders of its series B preferred stock.

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

Item 11.  Executive Compensation

         The table below contains information on the fiscal 2000, 2001 and 2002 compensation for services to us by the individuals who served as our chief executive officer and our four next most highly compensated executive officers at the end of fiscal 2002.


                                            Summary Compensation Table

                                                                                  Long-Term
                                                 Annual Compensation             Compensation
                                         -----------------------------------    --------------
                                                                                    Shares
                                                                                  Underlying       All Other
     Name and Principal Position         Year        Salary          Bonus       Options (#)      Compensation
     ---------------------------         ----        ------          -----       -----------      ------------

     Jay Galin
        Chairman of the Board of         2002       $1,110,417      $     --           --            $59,400
        Directors and Chief Executive    2001        1,085,417        65,125           --             25,800
        Officer                          2000        1,060,417       212,083        2,500             23,246

     Scott Galin                         2002       $  860,417      $     --           --            $31,700
        President, Chief Operating       2001          835,417        38,125           --             25,800
        Officer and Director             2000          535,417       107,083        2,500             23,246

     Michael Kaplan
        Sr. Vice President, Chief        2002       $  299,432      $     --           --            $18,900
        Financial Officer, Treasurer     2001          281,004        17,529           --             20,600
        and Secretary                    2000          268,006        53,600          200             19,182

     Jeffrey Galin                       2002       $  240,692      $     --           --            $15,400
        Sr. Vice President               2001          220,385        13,749           --             17,100
        Merchandise Manager              2000          208,462        41,692          150             16,499

     James Dodd                          2002       $  224,904      $     --           --            $18,900
        Sr. Vice President               2001          211,442        13,200           --             20,600
        Store Operations                 2000          200,000        40,000          150             19,182

-------------------------------------------------------------------------------

         The figures in the column "All Other Compensation" include medical reimbursement and premiums paid under our executive medical reimbursement plan. These medical costs for the following officers in 2002, 2001 and 2000, respectively, were: Jay Galin $45,800, $10,500 and $8,123; Scott Galin $18,100, $10,500 and $8,123; Mr. Kaplan $5,300, $5,300 and $4,059; Jeffrey Galin $1,800,
$1,800, and $1,376; and Mr. Dodd $5,300, $5,300, and $4,059. Also includes contributions to the G+G Retirement Plan and Trust made for the benefit of the following officers in 2002, 2001 and 2000 respectively, as follows: Jay Galin $13,600, $15,300 and, $15,123; Scott Galin $13,600, $15,300 and $15,123; Mr.
Kaplan $13,600, $15,300 and $15,123; Jeffrey Galin $13,600, $15,300 and $15,123;
and Mr. Dodd $13,600, $15,300 and $15,123.

         The following table sets forth certain information about the exercise of options to purchase the class A common stock of Holdings and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal-year-end Option Values


                                                                                                  Value of Unexercised
                                                                            Shares Underlying        In-the-Money
                                                                         Unexercised Options at       Options at
                                                                              02/02/02 (#)           02/02/02 ($)
                                 Shares Acquired on         Value             Exercisable/           Exercisable/
Name                                 Exercise(#)         Realized($)          Unexercisable          Unexercisable
------------------------------   ------------------    ---------------   ----------------------   ---------------------
Jay Galin                                0                    0                 2,500/0                   0/0
Scott Galin                              0                    0                 2,500/0                   0/0
Michael Kaplan                           0                    0                   133/67                  0/0
Jeffrey Galin                            0                    0                   100/50                  0/0
James Dodd                               0                    0                   100/50                  0/0

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

         Effective as of March 15, 1999, Holdings granted non-qualified options under the plan to each of Jay Galin and Scott Galin to purchase 2,500 shares of its class A common stock, all of which are currently exercisable. Effective as of October 19, 1999, Holdings granted an aggregate of 2,000 non-qualified options under its option plan to various employees, of which 1,334 are currently exercisable. The exercise price of each of the options is $300 per share, and each option has a term of 10 years. The exercise price of the options exceeded the fair market value of Holdings stock on the date of grant. The stock options are non-transferable other than by a will or the laws of descent and distribution, unless the Board of Directors of Holdings permits transfer and the transfer is described in the option instrument.

         This option plan automatically terminates on March 14, 2009, unless the Board of Directors of Holdings terminates it earlier. Termination of the option plan will not terminate any option that was granted before termination.

Employment Contracts and Severance Agreements

         We employ Jay Galin as the Chairman of our Board and our Chief Executive Officer under an employment agreement, as amended, that expires on August 28, 2003. Under his employment agreement, Mr. Galin is currently receiving a base salary of $1,125,000 per year, which increases by $25,000 annually. Mr. Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "--Our Bonus Plan." At any time during the term of his employment agreement, Mr. Galin may, upon three months' prior written notice to us, terminate his employment agreement and enter into a three-year consulting agreement with us. The consulting agreement would require Mr. Galin to provide consulting services to us for up to half normal working time, in exchange for annual consulting fees equal to one-half of his annual salary at the time of termination of his employment agreement.

         We employ Scott Galin as our President and Chief Operating Officer under an employment agreement, as amended, that expires on August 28, 2003. Under his employment agreement, Mr. Galin is currently receiving a base salary of $875,000 per year, which increases by $25,000 annually. Scott Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "--Our Bonus Plan." In addition, in the event that Jay Galin's employment is terminated for any reason, including the exercise of his consulting option described above, Scott Galin will serve as our chief executive officer for the remaining term of his employment agreement.

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

         Holdings has two series of preferred stock outstanding. Holders of series A preferred stock are entitled to receive dividends, when and as declared by Holding's board of directors, at an annual rate of 15%. Any dividend payment made on or prior to August 28, 2003 may be made, at the discretion of the Holdings board of directors, in cash, in additional shares of series A preferred stock or by accretion. Any dividend payment made after August 28, 2003 must be made in cash. The dividend rate increases to 17% upon the occurrence of a series A triggering event in the certificate of incorporation of Holdings. One such triggering event is the failure by Holdings to pay dividends on the series A preferred stock for any reason. Holdings is prohibited from taking specified actions without the affirmative vote or written consent of a majority of the holders of series A preferred stock. Otherwise, except as required by the Delaware General Corporation Law, holders of series A preferred stock do not have any voting rights. Series A preferred stock is exchangeable at the option of Holdings for notes containing similar terms.

         Holders of series B preferred stock are entitled to receive dividends when and as declared by the Board of Directors at an annual rate of 17%. Any dividend payment may be made, at the discretion of the Holdings board of directors, in cash, in additional shares of series B preferred stock or by accretion but if a dividend is paid in cash to the holders of series A preferred stock, an equal amount must be paid in cash as a dividend to the holders of the series B preferred stock. Except as required by the Delaware General Corporation Law, holders of series B preferred stock do not have any voting rights. The shares of series B preferred stock are exchangeable at the option of Holdings for notes containing similar terms.

         The following table contains information about the beneficial ownership of Holdings capital stock as of May 1, 2002, including ownership by:

         o each person known to us to beneficially own more than 5% of the outstanding voting securities of Holdings;

         o    each of our directors;

         o    each of our five most highly compensated executive officers; and

         o    all of our directors and executive officers as a group.


                                                           Percent
                                              Percentage   of Vote                 Percentage
                                               Ownership    of all     Number of    Ownership   Number of    Percentage
                                  Number of     of all      Classes    Shares of       of       Shares of    Ownership
                                  Shares of   Classes of   of Voting   Series A     Series A    Series B     of Series B
                                   Common       Common      Common     Preferred    Preferred   Preferred    Preferred
Name of Beneficial Owner            Stock        Stock      Stock        Stock        Stock       Stock        Stock
------------------------            -----        -----       -----       -----        -----       -----        -----
Pegasus Related Partners, L.P.     26,723(1)      39.4%       25.2%        --          --         24,702        49.4%
Paul Gunther, as Liquidating
  Trustee under Liquidating
  Trust Agreement dated as of
  December 18, 1998                15,000(2)      30.0%         --         --          --             --          --
Cerberus G&G Company, L.L.C.       14,000(3)      21.9%         --       29,341       100%            --          --
Pegasus G&G Retail, L.P.           11,924(4)      20.6%       11.4%        --          --         11,173        22.3%
Pegasus Partners, L.P.             10,276(5)      18.1%        9.7%        --          --          9,497        19.0%
Jay Galin                           9,340(6)      17.8%       24.9%        --          --             --          --
Scott Galin                         9,340(6)      17.8%       24.9%        --          --             --          --
Pegasus G&G Retail II, L.P.         4,977(7)       9.3%        4.8%        --          --          4,665         9.3%
Donald D. Shack                        20(8)       *           *           --          --             --          --
Craig Cogut                        53,900(9)      62.7%       51.1%        --          --         50,037(9)      100%
Lenard Tessler                         --           --          --         --          --             --          --
Michael Kaplan                        807(10)      1.6%        2.3%        --          --             --          --
Jeffrey Galin                       1,520(11)      3.0%        4.3%        --          --             --          --
Robert Tinbergen                      200(12)      *           *           --          --             --          --
James R. Dodd                         250(13)      *           *           --          --             --          --
All directors and executives
  officers as a group (9
  individuals)                     75,377(14)     70.7%       95.3%        --          --         50,037         100%


--------------------
* Less than 1%.
(1) Includes 8,837 class B shares, representing 49.4% of the outstanding class B shares and warrants to purchase 17,886.14 class D shares. The address of this stockholder is 99 River Road, Cos Cob, Connecticut 06807.
(2) 100% of the outstanding class C shares. These were issued to G&G Shops in connection with the acquisition and transferred to the liquidating trustee in the bankruptcy proceedings for Petrie Retail and its subsidiaries. The address of this stockholder is Franklin 145 Corp., c/o Paul Gunther.
(3) Warrants to purchase class D shares. The address of this stockholder is c/o Cerberus Partners LP, 450 Park Avenue, 28th Floor, New York, New York 10022.
(4) Includes 3,997 class B shares, representing 22.3% of the outstanding class B shares, and warrants to purchase 7,927 class D shares. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.
(5) Includes 3,398 class B shares, representing 19.0% of the outstanding class B shares, and warrants to purchase 6,878 class D shares. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.
(6) 47.7% beneficial interest in the class A shares. Includes vested options to purchase 2,500 class A shares. The address of this stockholder is c/o G+G Retail, Inc., 520 Eighth Avenue, New York, New York 10018.

(7) Includes 1,668 class B shares, representing 9.3% of the outstanding class B shares, and warrants to purchase 3,309 shares of class D common stock. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.
(8)  Class A common stock.
(9) Mr. Cogut may be deemed to own beneficially 17,900 (100%) of the class B shares, warrants to purchase 36,000 (72.0%) class D shares and 50,037 (100%) shares of series B preferred stock through his indirect ownership interest in Pegasus Partners, L.P., Pegasus Related Partners, L.P., Pegasus G&G Retail, L.P. and Pegasus G&G Retail II, L.P. Mr. Cogut beneficially owns 100% of the issued and outstanding capital stock of Pegasus Investors GP, Inc., a Delaware corporation that is the general partner of Pegasus Investors. Pegasus Investors is the general partner of each of Pegasus Partners and Pegasus Related Partners. Pegasus Partners and Pegasus Related Partners collectively own 100% of the issued and outstanding capital stock of Pegasus G&G Retail GP, Inc., a Delaware corporation that is the general partner of each of Pegasus G&G Retail and Pegasus G&G Retail II. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.
(10) Represents 4.7% of the outstanding class A shares.
(11) Represents 8.8% of the outstanding class A shares.
(12) Represents 1.2% of the outstanding class A shares.
(13) Represents 1.5% of the outstanding class A shares.
(14) Includes the shares beneficially owned by Mr. Cogut, as described in note
     (9) above, an aggregate of 36,000 warrants to purchase class D shares and 5,382 vested options to purchase class A shares.

Item 13.  Certain Relationships and Related Transactions

         Donald D. Shack, a member of our Board of Directors, is a shareholder and a director of the law firm of Shack Siegel Katz Flaherty & Goodman, P.C., to which our company paid approximately $635,400 in legal fees in calendar year 2001.

         From February 4, 2001 to May 1, 2002, Pegasus Related Partners, L.P., Pegasus G+G Retail, L.P., Pegasus Partners L.P., and Pegasus G+G Retail, II, L.P., each affiliates of Pegasus Investors, have received in the aggregate an additional 9,378,363 shares of series B preferred stock of Holdings as dividends on series B preferred stock that they hold. The class B common stock of Holdings owned by the affiliates of Pegasus Investors represents approximately 51.1% of the voting common equity of Holdings outstanding on May 1, 2002, or 43.3%, assuming the exercise of stock options that were exercisable as of May 1, 2002. As a result of their ownership of Holdings, the affiliates of Pegasus Investors have the ability to determine the outcome of most corporate actions that are required to be submitted to Holdings stockholders, other than, currently, the election of a majority of the Board of Directors of Holdings. In addition, as holders of class B common stock of Holdings, the affiliates of Pegasus Investors have special veto rights, which allow them to control the timing and occurrence of a number of major corporate transactions by us and Holdings. Craig Cogut, a director of our company and of Holdings, has a 100% indirect ownership interest in each of the affiliates of Pegasus Investors.

         Lenard Tessler, a director of G+G Retail and Holdings, is a principal of TGV Partners. TGV Partners and its affiliates hold limited partnership interests in Pegasus G&G Retail and Pegasus G&G Retail II. Pegasus G&G Retail and Pegasus G&G Retail II own 31.6% and 31.2% respectively, of the shares and warrants to purchase shares of Holdings held by the affiliates of Pegasus Investors described above. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Under the limited partnership agreement of Pegasus G&G Retail, in the event that Holdings has not consummated an initial public offering of its common stock on or prior to August 28, 2003, TGV Partners may require Pegasus G&G Retail to exercise its demand registration rights that are described below. Mr. Tessler is a Managing Director of Cerberus Capital Management, L.P., an investment management firm which controls funds owning in excess of $49 million of our senior notes. Cerberus G&G Company, LLC, an affiliate of Cerberus Capital Management, owns 29,341 shares of our series A preferred stock and warrants to purchase 14,000 shares of our class D common stock.

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

         Holdings has granted to the affiliates of Pegasus Investors preemptive rights in connection with equity issuances by Holdings, with limited exceptions. Holdings has also granted to the affiliates of Pegasus Investors and the management stockholders demand and piggyback registration rights. Affiliates of Pegasus Investors or our management stockholders who hold at least 33% of outstanding class B common stock of Holdings are entitled to demand registration of their shares after the consummation of a qualified public offering, which means a public offering of a class of common stock of which at least 20% of the then outstanding shares are publicly held and which is listed or admitted for trading on a national securities exchange or quoted on the Nasdaq National Market. The affiliates of Pegasus Investors who hold at least 33% of the outstanding class B common stock of Holdings are also entitled to demand registration of their shares beginning on August 28, 2002. Any demand registration must be reasonably expected to yield aggregate gross proceeds of at least $20 million to the stockholders exercising their registration rights. The affiliates of Pegasus Investors as a group are entitled to two demand registrations, and the management stockholders as a group are entitled to one demand registration. The affiliates of Pegasus Investors and the management stockholders are each entitled to piggyback registration rights in connection with any registration statement filed by Holdings, with limited exceptions.

         In addition to their rights to elect directors, under the stockholders agreement, the affiliates of Pegasus Investors may have the right to appoint an observer for meetings of the Board of Directors of Holdings. See "Item 10. Directors and Executive Officers of the Registrant--Board of Directors."

         Under the stockholders agreement, if we terminate certain management stockholder's employment for cause or if certain management stockholders terminate their employment without good reason, each of Holdings and the affiliates of Pegasus Investors has the right to purchase the relevant management stockholder's shares of class A common stock of Holdings at the lower of the management stockholder's initial purchase price per share or the fair market value per share on the effective date of termination. Such right to purchase Scott Galin's shares terminates upon the earlier of the consummation of a qualified public offering or August 28, 2003. The right to purchase shares of the other management stockholders as to whom the right applies terminates upon the consummation of a qualified public offering.

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

10.20             Addendum to Master Lease Purchase Agreement, effective as of May 4, 1999, by and between
                  Chase Equipment Leasing and G+G Retail.(1)

10.21             Form of Exchange Agent Agreement between U.S. Bank Trust National Association, as exchange agent, and G+G Retail.(1)

10.22             Letter agreement, dated January 18, 2000, amending Employment Agreement between G+G Retail and Scott Galin.(2)

10.23             Amendment No. 2 to Employment Agreement, dated as of August 8, 2000, by and between Jay
                  Galin and G+G Retail, Inc.(3)


10.24             Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G
                  Retail, Inc. and Jay Galin.(4)

10.25             Amendment No. 3 to Employment Agreement, dated as of January 22, 2001, by and between G+G
                  Retail, Inc. and Scott Galin. (4)

10.26             Loan and Security Agreement between the CIT Group/Business Credit, Inc. and G+G Retail,
                  Inc., dated as of May 2, 2001.(5)

21.01             Subsidiaries of G+G Retail, Inc. (1)



--------------------------
(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

(2) Incorporated by reference to the annual report of Form 10-K filed by G+G Retail, Inc. on April 21, 2000.

(3) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on September 12, 2000.

(4) Incorporated by reference to the annual report of Form 10-K filed by G+G Retail, Inc. on May 4, 2001.

(5) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on June 18, 2001.

         (b) Reports on Form 8-K.

         We did not file any Reports on Form 8-K during the quarter ended February 2, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
G+G RETAIL, INC.

Report of Independent Auditors.................................................................................F-2

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001........................................F-3

Consolidated Statements of Operations for the Years ended February 2, 2002,
February 3, 2001 and January 29, 2000..........................................................................F-4

Consolidated Statements of Stockholder's Equity for the Years ended February 2, 2002,
February 3, 2001 and January 29, 2000..........................................................................F-5

Consolidated Statements of Cash Flows for the Years ended February 2, 2002,
February 3, 2001 and January 29, 2000..........................................................................F-6

Notes to Consolidated Financial Statements.....................................................................F-7


                         Report of Independent Auditors


The Board of Directors
G+G Retail, Inc.

We have audited the accompanying consolidated balance sheets of G+G Retail, Inc. and its subsidiary (collectively, the "Company") as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 2, 2002 and February 3, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Ernst & Young LLP


March 20, 2002

                                G+G Retail, Inc.

                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                  February 2,  February 3,
                                                                     2002         2001
                                                                  ----------------------
Assets
Current assets:
   Cash and short-term investments                                $ 15,328      $ 14,568
   Accounts receivable                                                 888           866
   Merchandise inventories                                          15,401        15,329
   Prepaid taxes and other expenses                                  1,730         1,771
   Deferred tax assets                                               1,729           465
                                                                  ----------------------
Total current assets                                                35,076        32,999

Property and equipment, net                                         52,075        51,796
Intangible assets, net                                             107,611       112,083
Other assets                                                           198           291
                                                                  ----------------------
Total assets                                                      $194,960      $197,169
                                                                  ======================
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                               $ 14,886      $ 14,643
   Accrued expenses                                                 16,363        16,937
   Accrued interest                                                  2,517         2,515
   Current portion of capital lease                                  1,549         1,269
                                                                  ----------------------
Total current liabilities                                           35,315        35,364

Deferred tax liability                                               2,105         2,168
Capital lease                                                        2,656         3,894
Long-term debt                                                     101,510       100,571
                                                                  ----------------------
Total liabilities                                                  141,586       141,997

Commitments and contingencies

Stockholder's equity:
  Class B common stock, par value $.01 per share, 1,000
  shares authorized, 10 shares issued and outstanding                   --            --
   Additional paid-in capital                                       50,298        50,298
   Retained earnings                                                 3,076         4,874
                                                                  ----------------------
Total stockholder's equity                                          53,374        55,172
                                                                  ----------------------
Total liabilities and stockholder's equity                        $194,960      $197,169
                                                                  ======================


See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Operations
                                 (In Thousands)


                                                                             Year ended
                                                               ------------------------------------
                                                               February 2,  February 3,  January 29,
                                                                  2002         2001         2000
                                                               ------------------------------------
Net sales                                                       $380,428     $350,040     $318,506

Cost of sales (including occupancy costs)                        234,525      217,032      196,330
Selling, general, administrative and buying                      119,893      107,928       89,352
Depreciation and amortization                                     14,824       13,178       11,800
                                                                ----------------------------------
Operating income                                                  11,186       11,902       21,024

Interest expense                                                  14,468       14,343       13,513
Interest income                                                      157          331          530
                                                                ----------------------------------
(Loss) income before (benefit) provision for
   income taxes and extraordinary loss                            (3,125)      (2,110)       8,041
(Benefit) provision for income taxes                              (1,327)        (808)       3,428
                                                                ----------------------------------
(Loss) income before extraordinary loss                           (1,798)      (1,302)       4,613

Extraordinary loss, net of $354,000 of income taxes
  for the year ended January 29, 2000                                 --           --         (450)
                                                                ----------------------------------
Net (loss) income                                               $ (1,798)    $ (1,302)    $  4,163
                                                                ==================================


See accompanying notes.

                                G+G Retail, Inc.

                 Consolidated Statements of Stockholder's Equity
                                 (In Thousands)

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

                                             Additional                    Total
                                   Common     Paid-In      Retained    Stockholder's
                                   Stock      Capital      Earnings       Equity
                                   -------------------------------------------------
Balance - January 30, 1999         $   --     $49,828      $ 2,013        $51,841
  Value of warrants                               470                         470
  Net income                                                 4,163          4,163
                                   -------------------------------------------------
Balance - January 29, 2000             --      50,298        6,176         56,474
  Net loss                                                  (1,302)        (1,302)
                                   -------------------------------------------------
Balance - February 3, 2001             --      50,298        4,874         55,172
  Net loss                                                  (1,798)        (1,798)
                                   -------------------------------------------------
Balance - February 2, 2002         $   --     $50,298     $ 3,076         $53,374
                                   =================================================


See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                     Year ended
                                                                         ------------------------------------
                                                                         February 2,  February 3,  January 29,
                                                                            2002        2001          2000
                                                                         ------------------------------------
Operating activities
Net (loss) income                                                        $ (1,798)    $ (1,302)      $  4,163
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                          14,824       13,178         11,800
    Amortization of debt issue costs                                        1,912        1,844          1,790
    Write-off of closed store fixed assets                                    335          155             --
    Extraordinary loss, net of income tax                                      --           --            450
    Deferred income taxes                                                  (1,327)       3,070           (312)
    Changes in assets and liabilities:
     Accounts receivable, prepaid expenses and other assets                   112       (1,268)            57
     Merchandise inventories                                                  (72)      (2,461)          (290)
     Accounts payable, accrued expenses and accrued interest                 (329)       8,942            660
     Income taxes payable                                                      --       (3,250)         2,274
                                                                         ------------------------------------
Net cash provided by operating activities                                  13,657       18,908         20,592

Investing activities
Capital expenditures                                                      (11,540)     (26,295)       (20,625)
                                                                         ------------------------------------
Net cash used in investing activities                                     (11,540)     (26,295)       (20,625)

Financing activities
Proceeds from issuance of senior notes                                         --           --        107,000
Proceeds from short-term borrowings                                        31,166       18,400            -
Proceeds from capital lease                                                   382        3,826          2,186
Payment of senior bridge note                                                  --           --        (90,000)
Payment of short-term borrowings                                          (31,166)     (18,400)            --
Original issue discount on senior notes                                        --           --         (7,340)
Payment of debt issuance costs                                               (399)        (169)        (5,795)
Payment of capital lease                                                   (1,340)        (795)           (54)
                                                                         ------------------------------------
Net cash (used in) provided by financing activities                        (1,357)       2,862          5,997
                                                                         ------------------------------------
Net increase (decrease) in cash and short-term investments                    760       (4,525)         5,964
Cash and short-term investments, beginning of period                       14,568       19,093         13,129
                                                                         ------------------------------------
Cash and short-term investments, end of period                           $ 15,328     $ 14,568       $ 19,093
                                                                         ====================================
Supplemental cash flow disclosures
Cash paid during the period for:
   Interest                                                              $ 12,549     $ 12,436       $  9,806
                                                                         ====================================
   Income taxes, net of cash refunds of $1,171 for the
    year ended February 3, 2001                                          $    152     $    230       $  1,508
                                                                         ====================================


See accompanying notes.

                                G+G Retail, Inc.

                   Notes to Consolidated Financial Statements

                                February 2, 2002


1. Organization and Business

G+G Retail, Inc. ("G+G" or the "Company") was incorporated on June 26, 1998. On August 28, 1998, G&G Retail Holdings, Inc. ("Holdings" or the "Parent") acquired 100% of G+G's outstanding common stock. Simultaneous with the aforementioned transaction, the Company acquired (the "Acquisition") substantially all of the assets and certain liabilities of G & G Shops, Inc. ("G & G Shops" or the "Predecessor") and certain other subsidiaries of Petrie Retail, Inc. ("Petrie") from Petrie. The Acquisition was accounted for as a purchase. Holdings has no operations other than owning all of the capital stock of the Company and is dependent on the cash flows from the Company to meet its obligations, including the mandatory redeemable preferred stock due 2008.

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

Short-Term Investments

Short-term investments of $12.3 million and $10.3 million at February 2, 2002 and February 3, 2001, respectively, consist of time deposits, U.S. treasury money market funds, and commercial paper of less than ninety days maturity.

                                G+G Retail, Inc.

2. Summary of Significant Accounting Policies (continued)

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

The Company has significant merchandise purchases from vendors who utilize factors. Approximately 27% of the Company's merchandise purchases are from three vendors. In addition, approximately 17% of the stores are leased from a single landlord.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31 and consists of fifty-two or fifty-three weeks. The fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 consisted of fifty-two weeks, fifty-three weeks and fifty-two weeks, respectively.

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

                                G+G Retail, Inc.

2. Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairment losses on long-lived assets were required for the years ended February 2, 2002, February 3, 2001 or January 29, 2000.

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

Advertising and Marketing

All costs associated with advertising and marketing are expensed as incurred. Advertising and marketing expense was $3.1 million, $2.5 million and $2.0 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Vendor Allowances

Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors. These allowances are recorded as a reduction of cost of sales.

Segments Reporting

The Company operates a chain of 539 young women's and pre-teen's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands. Primarily all of the 539 stores are mall based and the customers served are young women principally between the ages of thirteen and nineteen years old and pre-teens between the ages of six and twelve years old. All of the Company's merchandise is distributed to its stores from the same distribution center.

                                G+G Retail, Inc.

2. Summary of Significant Accounting Policies (continued)

The Company conducts business in one operating segment, consisting of the Company's 539 individual store operations. These individual operations have been aggregated into one segment because the Company believes it helps the users to understand the Company's performance. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution network.

Financial Instruments

Effective in the first quarter of fiscal 2002, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements.

Effects of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations ("FAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will no longer be amortized, but will be subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt FAS 142 beginning in the first quarter of fiscal 2003 and does not believe an impairment of goodwill or indefinite lived intangible assets will be required. Management estimates that the pre-tax effect of implementing the non-amortization provisions of FAS 142 will be to reduce amortization expense and increase operating income by approximately $3.9 million in fiscal 2003.

                                G+G Retail, Inc.

2. Summary of Significant Accounting Policies (continued)

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("FAS 143"), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will adopt FAS 143 in the first quarter of fiscal 2003. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                           February 2,    February 3,
                                                              2002           2001
                                                           -------------------------
Leasehold costs, improvements, interests and store
   fixtures and equipment                                  $ 83,400         $ 72,415
Less accumulated depreciation and amortization              (31,325)         (20,619)
                                                           -------------------------
                                                           $ 52,075         $ 51,796
                                                           =========================

                                G+G Retail, Inc.

3. Property and Equipment (continued)

Depreciation and amortization on property and equipment totaled approximately $10,926, $9,276 and $7,911 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

                                            February 2,     February 3,
                                               2002            2001
                                            --------------------------
Goodwill                                    $ 65,138          $ 65,138
Trademarks                                    51,800            51,800
Deferred financing                             6,383             5,984
Less accumulated amortization                (15,710)          (10,839)
                                            --------------------------
                                            $107,611          $112,083
                                            ==========================


Included in deferred financing is $5.8 million of fees associated with the $107.0 million Senior Notes, which is being amortized over seven years, and $568,000 of fees associated with the New Facility (see Note 5), which is being amortized over 3 years. Additionally, amortization of the original issue discount and the warrants associated with the Senior Notes totaled approximately $939,000, $840,000 and $540,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Amortization of deferred financing costs, which is included in interest expense in the consolidated statements of operations, totaled approximately $973,000, $940,000 and $1.2 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

5. Debt

Long-Term Borrowings

On August 28, 1998, in connection with the Acquisition, the Company entered into a Loan Agreement (the "Loan Agreement") which, subject to the terms and conditions thereof, provided the Company with $90 million of financing (the "Loan").

                                G+G Retail, Inc.

5. Debt (continued)

Outstanding borrowings under the Loan Agreement had interest per annum at LIBOR, plus 600 basis points, and were guaranteed by Holdings.

Interest, which was payable monthly, totaled approximately $3.0 million for the year ended January 29, 2000. An additional fee equal to 1% of the aggregate unpaid principal amount of the Loan was payable on a quarterly basis and totaled approximately $300,000 for the year ended January 29, 2000.

On May 17, 1999, the Company and Holdings completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes due May 15, 2006 of the Company with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting Class D Common Stock of Holdings at an exercise price of $.01 per share. The warrants were valued at $470,000, using the Black-Scholes Option Valuation Model, which assumed a risk-free interest rate of 4.6% and a volatility factor of 15%. The net proceeds from the placement were $93.9 million after deducting the original issue discount of $7.3 million and $5.8 million of fees. The net proceeds were used to repay the Loan and the balance of the net proceeds were used for general corporate purposes. The unamortized finance fees of $450,000 (net of income taxes of $354,000) related to the Loan were written-off as an extraordinary loss in the accompanying consolidated statement of operations for the year ended January 29, 2000. The carrying amount of the Senior Notes approximated fair value at February 2, 2002 and February 3, 2001.

On November 2, 1999, the private placement units were exchanged for notes that are freely tradeable.

Before May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the cash proceeds of a public offering by the Company or Holdings at a redemption price of 111% of the principal amount of the notes, plus accrued and unpaid interest and any liquidated damages. On or after May 15, 2003, the Company may redeem all or a part of the Senior Notes as follows: from May 15, 2003 through May 14, 2004 at 105.50% of their principal amount; from May 15, 2004 through May 14, 2005 at 102.75% of their principal amount and on and after May 15, 2005 at 100.00% of their principal amount, in each case in addition to accrued and unpaid interest and any liquidated damages.

                                G+G Retail, Inc.

5. Debt (continued)

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

Short-Term Borrowings

On October 30, 1998, the Company entered into a Loan and Security Agreement (the "Facility") which provided, subject to the terms and conditions thereof, for the extension of credit subject to eligible inventory (as defined therein) not to exceed $20.0 million, of which $10.0 million could have been used for letters of credit. There were no borrowings outstanding under the Facility at February 3, 2001.

Interest on amounts advanced under the Facility accrued at a rate equal to specified margins over the adjusted Eurodollar Rate or at the Prime Rate (9.0% at February 3, 2001). Outstanding letters of credit under the Facility totaled approximately $412,500 at February 3, 2001.

On May 2, 2001, the Company replaced the Facility with a new facility ("New Facility"). The Loan and Security Agreement governing the New Facility expires in May 2004, and provides for a revolving credit facility subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the New Facility at February 2, 2002. Outstanding letters of credit under the New Facility totaled approximately

                                G+G Retail, Inc.

5. Debt (continued)

$449,000 at February 2, 2002. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. A commitment fee of 0.25% per annum is payable monthly on any unused amount under the New Facility. An administrative fee of $30,000 is payable annually.

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

6. Stock Option Plan

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

7. Related Party Transactions

In connection with the closing of the Acquisition, an indirect investor in Holdings earned a closing fee in the amount of $1,250,000 ($1,000,000 of this fee was paid at closing and

                                G+G Retail, Inc.

7. Related Party Transactions (continued)

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

In connection with the private placement of the units on May 17, 1999, the Company paid Pegasus Investors L.P., affiliates of which are stockholders of Holdings and directors of Holdings and the Company, a $1.0 million fee in consideration for financial advisory services provided by Pegasus Investors L.P. to the Company. In addition, an aggregate underwriting fee of $3.0 million was paid to Libra and the joint underwriter in connection with the private placement of the Senior Notes (see Note 5).

A director ("Director") of the Company and shareholder of Holdings is also a member of the law firm which is principal legal counsel to the Company. Professional fees paid and expenses reimbursed to the Director's firm totaled approximately $499,000, $802,000 and $694,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

8. Obligations Under Capital Leases

Maturities of obligations under capital leases for equipment are as follows (in thousands):

Fiscal year ending in:
   2003                                               $1,950
   2004                                                1,941
   2005                                                  961
   Thereafter                                             --
                                                      ------
Total minimum lease payments                           4,852
Less amount representing interest                       (647)
                                                      ------
Present value of net minimum lease payments           $4,205
                                                      ======

                                G+G Retail, Inc.

8. Obligations Under Capital Leases (continued)

At February 2, 2002 and February 3, 2001, the gross amount of assets under capital leases is $6.4 million and $6.0 million, respectively, and the related accumulated amortization is $1.9 million and $865,000, respectively. The amortization of assets under capital leases are included in depreciation expense.

9. Income Taxes

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

The following is a summary of the (benefit) provision for income taxes (in thousands):

                                                                     Year ended
                                                       -------------------------------------
                                                        February 2,  February 3,  January 29,
                                                          2002          2001         2000
                                                       -------------------------------------
Current income taxes:
   Federal                                              $    --        $  --       $2,427
   State and Puerto Rico                                     --           --        1,313
Deferred income taxes:
   Federal                                                 (983)        (814)        (101)
   State and Puerto Rico                                   (344)           6         (211)
                                                       -----------------------------------
Total (benefit) provision for income taxes              $(1,327)       $(808)      $3,428
                                                       ===================================


A reconciliation of the income tax (benefit) provision to the amount of the (benefit) provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:

                                G+G Retail, Inc.

9. Income Taxes (continued)


                                                                       Year ended
                                                         --------------------------------------
                                                         February 2,   February 3,   January 29,
                                                           2002           2001         2000
                                                         --------------------------------------
Provision for income taxes at federal
   statutory rate                                          34.0%         34.0%         34.0%
State income taxes, net of federal tax
   benefit                                                  5.5           5.7           4.8
Effect of higher Puerto Rico tax rates                       --            --           3.2
Tax credits                                                 3.5            --            --
Other                                                      (0.5)         (1.4)           .6
                                                         ------------------------------------
Effective tax rate                                         42.5%         38.3%         42.6%
                                                         ====================================


Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are as follows (in thousands):


                                                    February 2,      February 3,
                                                       2002             2001
                                                    ---------------------------
Current deferred tax asset:
   Accrued expenses                                  $ 1,194          $    24
  Inventory cost capitalization                          535              441
                                                     -------------------------
                                                     $ 1,729          $   465
                                                     =========================

Long-term deferred tax (liability) asset:
   Difference between book and tax basis of
     fixed assets                                    $ 1,305          $ 1,250
   Intangible asset                                   (5,961)          (4,382)
   Net operating loss carryforward                     2,711            2,037
   Other                                                (160)          (1,073)
                                                    -------------------------
                                                     $(2,105)         $(2,168)
                                                    =========================



The Company has net operating loss carryforwards at February 2, 2002 of approximately $6.8 million for federal income tax purposes, which begin to expire in 2020.

                                G+G Retail, Inc.

             Notes to Consolidated Financial Statements (continued)



10. Employee Benefit Plans

G+G maintains a defined contribution plan for all eligible employees that is funded on a current basis through discretionary contributions. Contribution expense was $700,000, $686,000 and $600,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

G+G also maintains 401(k) plans covering certain of its employees. The Company at its discretion can make contributions to the plans; however, no contributions were made for the years ended February 2, 2002, February 3, 2001 or January 29, 2000.

G+G also maintains a defined contribution plan covering certain of its union employees at its distribution center. Contribution expense was approximately $74,000, $53,000 and $51,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

11. Commitments and Contingencies

The Company has employment agreements with certain key employees, providing for minimum aggregate annual compensation of approximately $2.0 million per annum, which expire in August 2003. Additionally, such employment agreements provide for various incentive compensation payments as determined by the Company's Board of Directors.

The Company is committed under operating leases for its stores and warehouse facility, and equipment leases having initial terms of one year or more expiring on various dates to 2012. Certain leases provide for additional rentals based on a percentage of sales and for additional payments covering real estate taxes, common area charges and other occupancy costs. Rent concessions recognized in the years ended February 2, 2002, February 3, 2001 and January 29, 2000 approximated $68,000, $157,000 and $607,000, respectively.

A summary of rental expense under all leases is as follows (in thousands):


                                              Year ended
                              -------------------------------------------
                              February 2,      February 3,     January 29,
                                 2002             2001            2000
                              -------------------------------------------
Fixed minimum                  $30,810           $26,992          $22,739
Percentage rentals               1,630             1,592            2,009
Equipment rentals                  705               660              566
                              -------------------------------------------
                               $33,145           $29,244          $25,314
                              ===========================================

                                G+G Retail, Inc.

11. Commitments and Contingencies (continued)

Minimum annual lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases for subsequent periods are as follows (in thousands):

Fiscal year ending in:
   2003                            $ 28,594
   2004                              24,005
   2005                              21,007
   2006                              18,212
   2007                              13,841
   Thereafter                        36,060
                                   --------
                                   $141,719
                                   ========



Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that the resolution of the lawsuits will not likely have a material adverse effect on the Company's consolidated financial statements.

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):


                                         February 2,     February 3,
                                            2002            2001
                                         -------------------------
Salaries and employee benefit costs       $ 4,640          $ 4,672
Rent/occupancy costs                        4,981            3,873
Corporate and store operating costs         6,742            8,392
                                         -------------------------
                                          $16,363          $16,937
                                         =========================

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2002.


                           G + G RETAIL, INC.


                           By: /s/ Jay Galin
                               ____________________________________
                               Jay Galin
                               Chairman of the Board and Chief Executive Officer

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


               Signature                               Title                                            Date
               ---------                               -----                                            ----

/s/ Jay Galin                              Chairman of the Board,                                    May 2, 2002
_____________________________              Chief Executive Officer and Director
Jay Galin                                  (Principal Executive Officer)


/s/ Scott Galin                            President, Chief Operating Officer                        May 2, 2002
_____________________________              and Director
Scott Galin


/s/ Michael Kaplan                         Senior Vice President, Chief Financial Officer,           May 2, 2002
_____________________________              Treasurer and Secretary (Principal Financial and
Michael Kaplan                             Principal Accounting Officer)


/s/ Donald D. Shack                        Director                                                  May 2, 2002
_____________________________
Donald D. Shack


/s/ Craig Cogut                            Director                                                  May 2, 2002
_____________________________
Craig Cogut


/s/ Lenard Tessler                         Director                                                  May 2, 2002
_____________________________
Lenard Tessler
