Form 10-Q
period 2002-05-04
G&G RETAIL INC
filed 2002-06-17
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 4, 2002
                                                  -----------

                        Commission File Number 333-81307
                                               ---------

                                G+G Retail, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      22-3596083
       -------------------------------                      -------------------
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

                                                       Yes  X           No
                                                           ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class B                                      Outstanding at June 14, 2002
---------------------                              ----------------------------
Common $.01 par value                                       10 shares

                                    Contents

                                                                              Page No.
                                                                              --------
Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets - May 4, 2002 and
                February 2, 2002                                                   3

                Condensed Consolidated Statements of Operations - Three
                Months Ended May 4, 2002 and May 5, 2001.                          4

                Condensed Consolidated Statements of Cash Flows - Three
                Months Ended May 4, 2002 and May 5, 2001.                          5

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                                       6-7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             8-12

Item 3.         Quantitative and Qualitative Disclosures about Market Risk        12

Part II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                                  13

Signature Page                                                                    14

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                   May 4,               February 2,
                                                                    2002                   2002
                                                                  --------               --------
Assets
Current assets:
   Cash and short-term investments                                $  8,794               $ 15,328
   Accounts receivable                                                 756                    888
   Merchandise inventories                                          22,532                 15,401
   Prepaid taxes and other expenses                                  5,476                  1,730
   Deferred tax assets                                               1,729                  1,729
                                                                  --------               --------
Total current assets                                                39,287                 35,076

Property and equipment, net                                         52,171                 52,075
Intangible assets, net                                              61,456                 61,711
Trademarks, net                                                     45,900                 45,900
Other assets                                                           190                    198
                                                                  --------               --------
Total assets                                                      $199,004               $194,960
                                                                  ========               ========

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                               $ 17,747               $ 14,886
   Accrued expenses                                                 15,759                 16,363
   Accrued interest                                                  5,460                  2,517
   Current portion of capital lease                                  1,594                  1,549
                                                                  --------               --------
Total current liabilities                                           40,560                 35,315

Deferred tax liability                                               1,665                  2,105
Capital lease                                                        2,241                  2,656
Long-term debt                                                     101,759                101,510
                                                                  --------               --------
Total liabilities                                                  146,225                141,586

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000
     shares authorized, 10 shares issued and outstanding                --                     --
   Additional paid-in capital                                       50,298                 50,298
   Retained earnings                                                 2,481                  3,076
                                                                  --------               --------
Total stockholder's equity                                          52,779                 53,374
                                                                  --------               --------
Total liabilities and stockholder's equity                        $199,004               $194,960
                                                                  ========               ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)


                                                                   Three months            Three months
                                                                       ended                   ended
                                                                    May 4, 2002             May 5, 2001
                                                                   ------------            ------------
Net sales                                                             $95,494                $84,489
Cost of sales (including occupancy costs)                              59,455                 53,694
Selling, general, administrative and buying expenses                   30,764                 28,090
Depreciation and amortization                                           2,773                  3,683
                                                                      -------                -------
Operating income (loss)                                                 2,502                   (978)

Interest expense                                                        3,584                  3,546
Interest income                                                            47                    100
                                                                      -------                -------
Loss before benefit for income taxes                                   (1,035)                (4,424)

Benefit for income taxes                                                 (440)                (1,885)
                                                                      -------                -------
Net loss                                                              $  (595)               $(2,539)
                                                                      =======                =======

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)


                                                                  Three months      Three months
                                                                     ended             ended
                                                                  May 4, 2002       May 5, 2001
                                                                  -----------       ------------
Operating activities
Net loss                                                            $  (595)         $ (2,539)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                       2,773             3,683
  Amortization of debt issue costs                                      504               431
  Write-off of closed store fixed assets                                 37                 8
  Deferred taxes                                                       (440)           (1,885)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets            (3,606)           (4,346)
   Merchandise inventories                                           (7,131)           (7,997)
   Accounts payable, accrued expenses and accrued interest            5,200             4,242
                                                                    -------          --------
Net cash used in operating activities                                (3,258)           (8,403)

Investing activities
Capital expenditures, net                                            (2,906)           (5,943)
                                                                    -------          --------
Net cash used in investing activities                                (2,906)           (5,943)

Financing activities
Proceeds from capital lease                                              --               336
Payment of debt issuance costs                                           --              (256)
Payment of capital lease                                               (370)             (302)
                                                                    -------          --------
Net cash used in financing activities                                  (370)             (222)
                                                                    -------          --------

Net decrease in cash and short-term investments                      (6,534)          (14,568)
Cash and short-term investments, beginning of period                 15,328            14,568
                                                                    -------          --------
Cash and short-term investments, end of period                      $ 8,794          $     --
                                                                    =======          ========

Supplemental cash flow disclosures
Cash paid for:
Interest                                                            $   139          $    153
                                                                    =======          ========
Income taxes                                                        $    54          $     81
                                                                    =======          ========

          See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of May 4, 2002, (2) the results of its operations for the three-month period ended May 4, 2002 and May 5, 2001 and (3) its cash flows for the three-month period ended May 4, 2002 and May 5, 2001. The balance sheet at February 2, 2002 has been derived from financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 2, 2002 filed on May 2, 2002. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

Note 2 The Company is party to a Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at May 4, 2002. Outstanding letters of credit under the Facility totaled $432,500 at May 4, 2002. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

Note 3     Intangible assets consist of the following (in thousands):

                                                                   May 4, 2002            February 2, 2002
                                                                   -----------            ----------------
          Goodwill                                                    65,138                   65,138
          Deferred Financing                                           6,383                    6,383
          Less Accumulated Amortization                              (10,065)                  (9,810)
                                                                     --------                  -------
                                                                      61,456                   61,711
                                                                     ========                  =======

           The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002 (the first day of fiscal year 2003). Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not believe that there has been any impairment of goodwill or indefinite lived intangible assets. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:


                                                                             Three Months Ended
          (In thousands)                                              May 4, 2002           May 5, 2001
                                                                      -----------           -----------
          Reported net loss                                              $(595)              $(2,539)
          Add back goodwill amortization, net of tax                        --                   559
                                                                         ------              --------
          Adjusted net loss                                              $(595)              $(1,980)
                                                                         ======              ========


           The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The adoption of SFAS 144 does not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of May 4, 2002, we had 547 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At May 4, 2002, there were 84 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The First Three Months Fiscal 2003 and The First Three Months Fiscal 2002

Net sales increased to $95.5 million in the first three months of fiscal 2003 from $84.5 million in the first three months of fiscal 2002. The $11.0 million or 13.0% increase in net sales was due to a $6.9 million or 8.5% increase in same store sales and the opening of new stores, which contributed $4.1 million to net sales in the first quarter of fiscal 2003. Average sales per gross square foot increased 9.0% to $73 in the first three months of fiscal 2003 from $67 in the first three months of fiscal 2002. We operated 547 stores at the end of the first quarter of fiscal 2003 as compared to 536 stores at the end of the first quarter of fiscal 2002, as a result of opening 26 stores and closing 15 stores.

Cost of sales, including occupancy costs, increased 10.8% to $59.5 million in the first three months of fiscal 2003 from $53.7 million in the first three months of fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs, decreased 1.3% from 63.6% in the first three months of fiscal 2002 to 62.3% in the first three months of fiscal 2003. This 1.3% decrease resulted from a 0.6% decrease in the cost of sales and a

0.7% decrease in occupancy costs as a percent of sales. The decrease in the cost of sales as a percentage of net sales was due to an increase in the initial mark-on. The occupancy cost decrease as a percent of sales resulted from an increase in same store sales.

In the first three months of fiscal 2003, selling, general, administrative and buying expenses totaled $30.8 million compared to $28.1 million in the first three months of fiscal 2002. As a percent of sales, these expenses decreased from 33.3% in the first quarter of fiscal 2002 to 32.3% in the first quarter of fiscal 2003. Fiscal 2003 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. The decrease as a percent of sales resulted from an increase in same store sales.

Depreciation and amortization expense for the first three months of fiscal 2003 was $2.8 million as compared to $3.7 million for the first three months of fiscal 2002. The decrease is attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In the first quarter of fiscal 2003, we stopped amortizing goodwill and other intangible assets that have indefinite useful lives. The effect of implementing the non-amortization provisions of SFAS 142 was a reduction of amortization expense of approximately $1.0 million.

Interest expense in the first three months of fiscal 2003 was $3.6 million or 3.8% of net sales as compared to $3.5 million or 4.1% of net sales for the first three months of fiscal 2002. Interest expense for both the first quarter of fiscal 2003 and 2002 reflects interest on our senior notes and amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company and the deferred financing costs and capital lease interest.

The income tax benefit for the first three months of fiscal 2003 was $440,000 or a 42.5% income tax benefit rate as compared to $1.9 million, or an income tax benefit rate of 42.6% in the first quarter of fiscal 2002.

The net loss decreased from $2.5 million in the first three months of fiscal 2002 to a loss of $595,000 in the first three months of fiscal 2003 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit) and matures in May 2004. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on our profitability and amount of indebtedness of the Company. The revolving credit facility subjects us to a minimum net worth (as defined) covenant of $40.0 million if excess availability under the facility is $7.5 million or less during any month. The facility also contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of May 4, 2002, we had no borrowings outstanding under the revolving credit facility, but had $432,500 of letters of credit outstanding.

Net cash used in operating activities in the first three months of fiscal 2003 was $3.3 million as compared to $8.4 million in the first three months of fiscal 2002. The decrease in net cash used in operating activities in the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002, was principally due to our loss before benefit for income taxes decreasing by $3.4 million.

Capital expenditures for the first three months of fiscal 2003 and the first three months of fiscal 2002 were $2.9 million and $5.9 million, respectively. The decrease in capital expenditures was due to our opening fewer stores in the first three months of fiscal 2003, as compared to the first three months of fiscal 2002. Management estimates that capital expenditures for the remaining nine months of fiscal 2003 will be between $10.0 million and $11.0 million.

As of May 4, 2002, our capital lease obligation for the purchase of the point of sale equipment and software was $3.8 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $2.0 million, $1.9 million and $961,000 for the fiscal years ending in 2003, 2004 and 2005, respectively.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eighteen stores in fiscal 2002, one store in the first three months of fiscal 2003 and anticipate closing an additional eleven stores during the remaining nine months of fiscal 2003. Four stores were closed in the first three months of fiscal 2002.

As of May 4, 2002, we had $8.8 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards that are promptly converted to cash.

As of May 4, 2002, our indebtedness under our senior notes totaled $101.8 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $4.9 million of unamortized original issue discount, and approximately $270,000 of unamortized value assigned to the warrants issued by our parent company in connection with our senior note issuance. The notes are due May 15, 2006 and bear interest at 11% per annum, payable semi-annually.

We have minimum lease commitments under noncancelable operating leases as follows (in millions):

                Fiscal year ending in:
                2003                                                     $ 28.6
                2004                                                       24.0
                2005                                                       21.0
                2006                                                       18.2
                2007                                                       13.8
                Thereafter                                                 36.1
                                                                         ------
                                                                         $141.7
                                                                         ======

We believe that our cash flow from operating activities and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2003. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, capital lease and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the "Statement Regarding Forward Looking Disclosures" below.

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change in control, we could be in default under the indenture. In addition, upon a change of control (as defined in our parent company's certificate of incorporation) our parent company may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to it.

Seasonality and Quarterly Operating Results

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2002, our first quarter and fourth quarter accounted for approximately 22.2% and 30.4% of annual net sales, respectively.

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

Statement Regarding Forward Looking Disclosure

Certain sections of this Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, our ability to expand and to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, changes in customer shopping habits, including the effect that September 11, 2001 terrorist attacks had on the United States and events following the attacks may have on mall shopping, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see the Forward Looking Statements and Factors Affecting Future Performance section of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Securities and Exchange Commission on May 2, 2002.

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


                                                    G+G RETAIL, INC.

           Date June 14, 2002                     By /s/ Michael Kaplan
                -------------                        --------------------------
                                        Michael Kaplan, Chief Financial Officer
                                       (signing on behalf of the registrant and
                                            as principal financial officer)

                                  EXHIBIT INDEX

   Exhibit   Description
   -------   -----------
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