Form 10-Q
period 2002-08-03
G&G RETAIL INC
filed 2002-09-13
CIK 1088811

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended August 3, 2002
                                                 --------------

                        Commission File Number 333-81307
                                               ---------

                                G+G Retail, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               22-3596083
       -------------------------------              -------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                   520 Eighth Avenue, New York, New York 10018
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                                  Yes X    No
                                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class B                              Outstanding at September 13, 2002
---------------------                       ---------------------------------
Common $.01 par value                                   10 shares

                                    Contents

                                                                                                                   Page
                                                                                                                    No.
                                                                                                                   ----
Part I.                Financial Information

   Item 1.             Financial Statements (Unaudited)

                       Condensed Consolidated Balance Sheets - August 3, 2002 and February 2, 2002                    3

                       Condensed Consolidated Statements of Operations - Three and Six Months Ended
                          August 3, 2002 and August 4, 2001.                                                          4

                       Condensed Consolidated Statements of Cash Flows - Six Months Ended August 3,
                          2002 and August 4, 2001.                                                                    5

                       Notes to Condensed Consolidated Financial Statements (Unaudited)                              6-8

   Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                                 9-14

   Item 3.             Quantitative and Qualitative Disclosures about Market Risk                                     15

Part II.               Other Information

   Item 6.             Exhibits and Reports on Form 8-K                                                               16

Signature Page                                                                                                        17

Certifications                                                                                                        18

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                                 August 3,             February 2,
                                                                                   2002                   2002
                                                                                 --------               --------
Assets
Current assets:
   Cash and short-term investments                                               $ 13,544               $ 15,328
   Accounts receivable                                                              1,387                    888
   Merchandise inventories                                                         29,109                 15,401
   Prepaid taxes and other expenses                                                 1,863                  1,730
   Deferred tax assets                                                              1,729                  1,729
                                                                                 --------               --------
Total current assets                                                               47,632                 35,076
Property and equipment, net                                                        52,470                 52,075
Deferred financing, net                                                             3,481                  3,991
Goodwill, net                                                                      57,720                 57,720
Trademarks, net                                                                    45,900                 45,900
Other assets                                                                          188                    198
                                                                                 --------               --------
Total assets                                                                     $207,391               $194,960
                                                                                 ========               ========
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                              $ 27,772               $ 14,886
   Accrued expenses                                                                20,556                 16,363
   Accrued interest                                                                 2,517                  2,517
   Current portion of capital lease                                                 1,639                  1,549
                                                                                 --------               --------
Total current liabilities                                                          52,484                 35,315
Deferred tax liability                                                                234                  2,105
Capital lease                                                                       1,814                  2,656
Long-term debt                                                                    102,020                101,510
                                                                                 --------               --------
Total liabilities                                                                 156,552                141,586

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000 shares
     authorized, 10 shares issued and outstanding                                       -                      -
   Additional paid-in capital                                                      50,298                 50,298
   Retained earnings                                                                  541                  3,076
                                                                                 --------               --------
Total stockholder's equity                                                         50,839                 53,374
                                                                                 --------               --------
Total liabilities and stockholder's equity                                       $207,391               $194,960
                                                                                 ========               ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                          Three months     Three months       Six months        Six months
                                                         ended August 3,  ended August 4,   Ended August 3,   ended August 4,
                                                               2002             2001             2002              2001
                                                             -------          -------          --------          --------
Net sales                                                    $98,292          $89,503          $193,787          $173,992
Cost of sales (including occupancy costs)                     63,326           59,859           122,784           113,553
Selling, general, administrative and buying expenses          31,919           29,315            62,683            57,405
Depreciation and amortization expense                          2,845            3,750             5,618             7,433
                                                             -------          -------          --------          --------
Operating income (loss)                                          202           (3,421)            2,702            (4,399)
Interest expense                                               3,597            3,661             7,181             7,207
Interest income                                                   26                9                73               109
                                                             -------          -------          --------          --------
Loss before benefit from income taxes                         (3,369)          (7,073)           (4,406)          (11,497)
Benefit from income taxes                                     (1,430)          (3,013)           (1,871)           (4,898)
                                                             -------          -------          --------          --------
Net loss                                                     $(1,939)         $(4,060)         $ (2,535)         $ (6,599)
                                                             =======          =======          ========          ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                 Six months       Six months
                                                                   ended            ended
                                                                August 3, 2002   August 4, 2001
                                                                --------------   --------------
Operating activities
Net loss                                                          $ (2,535)        $ (6,599)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                      5,618            7,433
  Amortization of debt issue costs                                   1,018              916
  Write-off of closed store fixed assets                               138               94
  Deferred taxes                                                    (1,871)          (4,898)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets             (623)          (4,272)
   Merchandise inventories                                         (13,708)         (11,469)
   Accounts payable, accrued expenses and accrued interest          17,080           11,305
                                                                  --------         --------
Net cash provided by (used in) operating activities                  5,117           (7,490)
Investing activities
Capital expenditures, net                                           (6,151)          (8,320)
                                                                  --------         --------
Net cash used in investing activities                               (6,151)          (8,320)
Financing activities
Proceeds from short-term borrowings                                      -           12,116
Proceeds from capital lease                                              -              336
Payment of debt issuance costs                                           -             (378)
Payment of short-term borrowings                                         -          (10,200)
Payment of capital lease                                              (750)            (632)
                                                                  --------         --------
Net cash (used in) provided by financing activities                   (750)           1,242
                                                                  --------         --------
Net decrease in cash and short-term investments                     (1,784)         (14,568)
Cash and short-term investments, beginning of period                15,328           14,568
                                                                  --------         --------
Cash and short-term investments, end of period                    $ 13,544         $      -
                                                                  ========         ========
Supplemental cash flow disclosures
Cash paid for:
Interest                                                          $  6,163         $  6,181
                                                                  ========         ========
Income taxes, net of refunds of $25 and $29, respectively         $     43         $     55
                                                                  ========         ========

          See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

           1.  Principles of Consolidation and Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly: (1) its financial position as of August 3, 2002, (2) the results of its operations for the three and six months ended August 3, 2002 and August 4, 2001 and (3) its cash flows for the three and six months ended August 3, 2002 and August 4, 2001. The balance sheet at February 2, 2002 has been derived from financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 2, 2002 filed on May 2, 2002. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

           2.  Short-Term Borrowings

           The Company is party to a Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at August 3, 2002. Outstanding letters of credit under the Facility totaled $857,900 at August 3, 2002. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

           3.  Indefinite Lived Intangible Assets

           The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002 (the first day of fiscal year 2003). Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company did not recognize an impairment loss as a result of the impairment testing that was completed by August 3, 2002. Had the Company been accounting for its indefinite lived intangible assets under SFAS No. 142 for all periods presented, the Company's net loss would have been as follows:

                                                                                Three Months Ended
          (In thousands)                                               August 3, 2002        August 4, 2001
                                                                       --------------        --------------
          Reported net loss                                              $(1,939)              $(4,060)
          Add back amortization of indefinite lived
           intangible assets, net of tax                                       -                   559
                                                                         -------               -------
          Adjusted net loss                                              $(1,939)              $(3,501)
                                                                         =======               =======


                                                                                 Six Months Ended
          (In thousands)                                               August 3, 2002        August 4, 2001
                                                                       --------------        --------------
          Reported net loss                                              $(2,535)              $(6,599)
          Add back amortization of indefinite lived
            intangible assets, net of tax                                      -                 1,118
                                                                         -------               -------
          Adjusted net loss                                              $(2,535)              $(5,481)
                                                                         =======               =======

           The accumulated amortization of indefinite lived intangible assets as of August 3, 2002 and February 2, 2002 was $13.3 million.
           The accumulated amortization of definite lived intangible assets as of August 3, 2002 and February 2, 2002 was $2.9 million and $2.4 million respectively.

           4.  Long-Lived Assets

           The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

           5. New Pronouncements

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishments qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption of this pronouncement, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of August 3, 2002, we had 560 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At August 3, 2002, there were 91 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The Second Quarter of Fiscal 2003 and The Second Quarter of Fiscal 2002

Net sales increased $8.8 million or 9.8% to $98.3 million in the second quarter of fiscal 2003 as compared to $89.5 million in the second quarter of fiscal 2002. The increase in net sales was due to a $5.7 million, or 6.5% increase in same store sales compared to the second quarter of fiscal 2002 and the opening of new stores, which contributed $3.1 million to net sales in the second quarter of fiscal 2003. Average sales per gross square foot increased 7.2% to $74 in the second quarter of fiscal 2003 from $69 in the second quarter of fiscal 2002. We operated 560 stores at the end of the second quarter of fiscal 2003 as compared to 539 stores at the end of the second quarter of fiscal 2002, as a result of opening 35 new stores and closing 14 stores.

Cost of sales, including occupancy costs, increased 5.7% to $63.3 million in the second quarter of fiscal 2003 from $59.9 million in the second quarter of fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs, decreased from 66.9% in the second quarter of fiscal 2002 to 64.4% in the second quarter of fiscal 2003. This

2.5% decrease resulted from a 2.3% decrease in cost of merchandise and a 0.2% decrease in occupancy costs. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales.

Selling, general, administrative and buying expenses increased 8.9% from $29.3 million in the second quarter of fiscal 2002 to $31.9 million in the second quarter of fiscal 2003. As a percentage of net sales, these expenses decreased to 32.5% in the second quarter of fiscal 2003 as compared to 32.7% in the second quarter of fiscal 2002. The $2.6 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. In addition, the Company entered into a consulting agreement with an indirect investor in G & G Retail Holdings, Inc., our parent company. The agreement is effective as of January 1, 2002, and provides for an annual consulting fee of $500,000 of which $292,000 was recorded in the second quarter of fiscal 2002. The decrease as a percent of sales resulted from an increase in same store sales.

Depreciation and amortization expense for the second quarter of fiscal 2003 was $2.8 million as compared to $3.8 million for the second quarter of fiscal 2002. The decrease is attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Starting in fiscal 2003, the Company stopped amortizing goodwill and other intangible assets that have indefinite useful lives. The effect of implementing the non-amortization provisions of SFAS 142, for the second quarter of fiscal 2003, was a reduction of amortization expense of approximately $1.0 million.

Interest expense in the second quarter of fiscal 2003 was $3.6 million or 3.7% of net sales as compared to $3.7 million or 4.1% of net sales for the second quarter of fiscal 2002. Interest expense for both the second quarter of fiscal 2003 and 2002 reflects interest on our equipment and software capital leases, our senior notes and amortization of the $7.3 million original issue discount, on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, and the deferred financing costs.

The income tax benefit for the second quarter of fiscal 2003 was $1.4 million as compared to $3.0 million in the second quarter of fiscal 2002. The income tax benefit rate was 42.5% in the second quarter of fiscal 2003 as compared to 42.6% in the second quarter of fiscal 2002.

The net loss decreased from $4.1 million in the second quarter of fiscal 2002 to a loss of $1.9 million in the second quarter of fiscal 2003 due to the factors discussed above.


Comparison of The First Six Months of Fiscal 2003 and The First Six Months of Fiscal 2002

Net sales increased $19.8 million or 11.4% to $193.8 million in the first six months of fiscal 2003 as compared to $174.0 million in the first six months of fiscal 2002. The increase in net sales was due to the opening of new stores, which contributed $7.2 million to net sales in the first six months of fiscal 2002, and a $12.6 million or 7.5% increase in same store sales. Average sales per gross square foot increased 8.1% to $147 in the first six months of fiscal 2003 from $136 in the first six months of fiscal 2002.

Cost of sales, including occupancy costs, increased 8.1% to $122.8 million in the first six months of fiscal 2003 from $113.6 million in the first six months of fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs decreased 1.9% from 65.3% in the first six months of fiscal 2002 to 63.4% in the first six months of fiscal 2003. This 1.9% decrease resulted from a 1.5% decrease in the cost of merchandise and a .4% decrease in occupancy costs as a percent of sales. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales. The occupancy cost decrease as a percent of sales resulted from an increase in same store sales.

In the first six months of fiscal 2003, selling, general, administrative and buying expenses totaled $62.7 million compared to $57.4 million in the first six months of fiscal 2002. As a percent of sales, these expenses decreased from 33.0% in the first six months of fiscal 2002 to 32.4% in the first six months of fiscal 2003. The $5.3 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. In addition, the Company entered into a consulting agreement with an indirect investor in G & G Retail Holdings, Inc., our parent company. The agreement is effective as of January 1, 2002, and provides for an annual consulting fee of $500,000 of which $292,000 was recorded in the second quarter of fiscal 2002. The decrease as a percent of sales resulted from an increase in same store sales.

Depreciation and amortization expense for the first six months of fiscal 2003 was $5.6 million as compared to $7.4 for the first six months of fiscal 2002. The decrease is attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective February 3, 2002 (the first day of fiscal year 2003), we stopped amortizing goodwill and other intangible assets that have indefinite useful lives. The effect of implementing the non-amortization provisions of SFAS 142 was a reduction of amortization expense for the six months of fiscal 2003 of approximately $2.0 million.

Interest expense in the first six months of fiscal 2003 was $7.2 million or 3.7% of net sales as compared to $7.2 million or 4.1% of net sales for the first six months of fiscal 2002. Interest expense for the first six months of fiscal 2003 and 2002 reflects interest on our equipment and software capital leases, our senior notes and amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holding Inc., our parent company, and the deferred financing costs.

The income tax benefit for the first six months of fiscal 2003 was $1.9 million or a 42.5% income tax benefit rate as compared to $4.9 million, or an income tax benefit rate of 42.6% for the first six months of fiscal 2002.

The net loss decreased from $6.6 million in the first six months of fiscal 2002 to a loss of $2.5 million in the first six months of fiscal 2003 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit) and matures in May 2004. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months July through November. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on our profitability and amount of indebtedness of the Company. The revolving credit facility subjects us to a minimum net worth (as defined) covenant of $40.0 million if excess availability under the facility is $7.5 million or less during any month. The facility also contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of August 3, 2002, we had no borrowings outstanding under the revolving credit facility, but had $857,900 of letters of credit outstanding.

Net cash provided by operating activities in the first six months of fiscal 2003 was $5.1 million as compared to net cash used in operating activities of $7.5 million in the first six months of fiscal 2002. The change in net cash provided for in operating activities in the first six months of fiscal 2003, as compared to the first six months of fiscal 2002 was due to our loss before benefit for income taxes decreasing by $7.1 million. In addition, current liabilities increased $5.8 million more in the first half of fiscal 2003 as compared to the first half of fiscal 2002 related to the larger inventory build for the back to school selling period.

Capital expenditures for the first six months of fiscal 2003 and the first six months of fiscal 2002 were $6.1 million and $8.3 million, respectively. The decrease in capital expenditures was due to our opening fewer stores in the first six months of fiscal 2003, as compared to the first six months of fiscal 2002. Management estimates that capital expenditures for the remaining six months of fiscal 2003 will be between $7.0 million and $8.0 million.

As of August 3, 2002, our capital lease obligation for the purchase of point of sale equipment and software was $3.5 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $2.0 million, $1.9 million and $961,000 for the fiscal years ending in 2003, 2004 and 2005, respectively.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eighteen stores in fiscal 2002, four stores in the first six months of fiscal 2003 and anticipate closing an additional ten stores during the remaining six months of fiscal 2003. Eight stores were closed in the first six months of fiscal 2002.

As of August 3, 2002, we had $13.5 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards that are promptly converted to cash.

As of August 3, 2002, our indebtedness under our senior notes totaled $102.0 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $4.7 million of unamortized original issue discount, and approximately $254,000 of unamortized value assigned to the warrants issued by our parent company in connection with our senior note issuance. The notes are due May 15, 2006 and bear interest at 11% per annum, payable on May 15 and November 15.

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

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)      Reports on Form 8-K

    None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    G+G RETAIL, INC.

           September 13, 2002                    By /s/ Michael Kaplan
                                                   --------------------------
                                         Michael Kaplan, Chief Financial Officer
                                        (signing on behalf of the registrant and
                                             as principal financial officer)

                                 Certifications

         I, Jay Galin, Chief Executive Officer of G + G Retail, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of G + G Retail, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                                     /s/ Jay Galin
                                                     -----------------------
                                                     Jay Galin
                                                     Chief Executive Officer

         I, Michael Kaplan, Chief Financial Officer of G + G Retail, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of G + G Retail, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                                     /s/ Michael Kaplan
                                                     ------------------
                                                     Michael Kaplan
                                                     Chief Financial Officer

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

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.