Form 10-Q
period 2002-11-02
G&G RETAIL INC
filed 2002-12-16
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended              November 2, 2002
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                  to
                               ----------------    ------------------

                        Commission file number    333-81307
                                               ----------------

                                G+G Retail, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                          22-3596083
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

520 Eighth Avenue, New York, New York                                      10018
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 279-4961
                                                  ------------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [X]    No
                                            -----      -----

         Indicate by check mark [X] whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).   Yes         No
                                                           -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class B                              Outstanding at December 16, 2002
-------------------------------                 --------------------------------
    Common $.01 par value                                   10 shares

                                    Contents

                                                                                                            Page
                                                                                                             No.
                                                                                                            ---
Part I.      Financial Information

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - November 2, 2002 and February 2, 2002                    3

             Condensed Consolidated Statements of Operations - Three and Nine Months Ended
                November 2, 2002 and November 3, 2001.                                                        4

             Condensed Consolidated Statements of Cash Flows - Nine Months Ended November 2,
                2002 and November 3, 2001.                                                                    5

             Notes to Condensed Consolidated Financial Statements                                            6-8

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          9-14

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      14

   Item 4.   Controls and Procedures                                                                         14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                                                15

             Signature Page                                                                                  16

             Certifications                                                                                 17-18

                          Part I. Financial Information

Item 1. Financial Statements
                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except par value and share data)

                                                                                November               February
                                                                                 2, 2002                2, 2002
                                                                           ------------------------------------------
Assets
Current assets:
   Cash and short-term investments                                               $  7,094               $ 15,328
   Accounts receivable                                                              1,630                    888
   Merchandise inventories                                                         28,953                 15,401
   Prepaid taxes and other expenses                                                 2,064                  1,730
   Deferred tax assets                                                              1,729                  1,729
                                                                           ------------------------------------------
Total current assets                                                               41,470                 35,076

Property and equipment, net                                                        54,145                 52,075
Deferred financing, net                                                             3,226                  3,991
Goodwill, net                                                                      57,720                 57,720
Trademarks, net                                                                    45,900                 45,900
Deferred tax assets                                                                   960                      -
Other assets                                                                          192                    198
                                                                           ------------------------------------------
Total assets                                                                     $203,613               $194,960
                                                                           ==========================================
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                              $ 23,343               $ 14,886
   Accrued expenses                                                                20,224                 16,363
   Accrued interest                                                                 5,460                  2,517
   Current portion of capital lease                                                 1,598                  1,549
                                                                           ------------------------------------------
Total current liabilities                                                          50,625                 35,315

Deferred tax liability                                                                  -                  2,105
Capital lease                                                                       1,479                  2,656
Long-term debt                                                                    102,284                101,510
                                                                           ------------------------------------------
Total liabilities                                                                 154,388                141,586


Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000 shares
     authorized, 10 shares issued and outstanding                                       -                      -
   Additional paid-in capital                                                      50,298                 50,298
   (Accumulated deficit) retained earnings                                         (1,073)                 3,076
                                                                           ------------------------------------------
Total stockholder's equity                                                         49,225                 53,374
                                                                           ------------------------------------------
Total liabilities and stockholder's equity                                       $203,613               $194,960
                                                                           ==========================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                      ---------------------------------------------------------------------
                                                       Three months     Three months       Nine months       Nine months
                                                      ended November   ended November    Ended November     ended November
                                                         2, 2002          3, 2001            2, 2002           3, 2001
                                                      ---------------------------------------------------------------------
Net sales                                               $  97,364        $  90,601         $  291,151        $  264,593
Cost of sales (including occupancy costs)                  61,540           56,529            184,324           170,082
Selling, general, administrative and buying expenses       32,383           30,023             95,066            87,428
Depreciation and amortization expense                       2,686            3,553              8,304            10,986
                                                       --------------------------------------------------------------------
Operating income (loss)                                       755              496              3,457            (3,903)

Interest expense                                            3,596            3,624             10,777            10,831
Interest income                                                33               13                106               122
                                                       --------------------------------------------------------------------
Loss before benefit from income taxes                      (2,808)          (3,115)            (7,214)          (14,612)

Benefit from income taxes                                  (1,194)          (1,327)            (3,065)           (6,225)

                                                       --------------------------------------------------------------------
Net loss                                                $  (1,614)       $  (1,788)        $  (4,149)         $ (8,387)
                                                       ====================================================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                             Nine months            Nine months
                                                                                ended                  ended
                                                                           November 2, 2002       November 3, 2001
                                                                       ------------------------------------------------
Operating activities
Net loss                                                                    $  (4,149)               $  (8,387)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                                 8,304                   10,986
  Amortization of debt issue costs                                              1,539                    1,410
  Write-off of closed store fixed assets                                          216                      145
  Deferred taxes                                                               (3,065)                  (6,225)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                      (1,070)                    117
   Merchandise inventories                                                    (13,552)                 (12,661)
   Accounts payable, accrued expenses and accrued interest                     15,260                   10,018
                                                                       ------------------------------------------------
Net cash provided by (used in) operating activities                             3,483                   (4,597)

Investing activities
Capital expenditures, net                                                     (10,590)                 (10,350)
                                                                       ------------------------------------------------
Net cash used in investing activities                                         (10,590)                 (10,350)

Financing activities
Proceeds from short-term borrowings                                               -                     19,395
Proceeds from capital lease                                                       -                        375
Payment of debt issuance costs                                                    -                       (411)
Payment of short-term borrowings                                                  -                    (18,000)
Payment of capital lease                                                       (1,127)                    (980)
                                                                       ------------------------------------------------
Net cash (used in) provided by financing activities                            (1,127)                     379
                                                                       ------------------------------------------------


Net decrease in cash and short-term investments                                (8,234)                  (14,568)
Cash and short-term investments, beginning of period                           15,328                    14,568
                                                                       ------------------------------------------------
Cash and short-term investments, end of period                              $   7,094                $      -
                                                                       ================================================
Supplemental cash flow disclosures
Cash paid for:
Interest                                                                    $   6,312                $    6,417
                                                                       ================================================
Income taxes, net of refunds of $31 and $40, respectively                   $     286                $      118
                                                                       ================================================


          See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

1.  Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly: (1) its financial position as of November 2, 2002, (2) the results of its operations for the three and nine months ended November 2, 2002 and November 3, 2001 and (3) its cash flows for the nine months ended November 2, 2002 and November 3, 2001. The balance sheet at February 2, 2002 has been derived from financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 2, 2002 filed on May 2, 2002. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

2. Short-Term Borrowings

The Company is party to a Loan and Security Agreement, which expires in May 2004, and provides for a revolving credit facility ("Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at November 2, 2002. Outstanding letters of credit under the Facility totaled $698,000 at November 2, 2002. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

3. Indefinite Lived Intangible Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002 (the first day of fiscal year 2003). Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise by applying a fair value based test, as specifically provided in the statement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the required initial impairment test in the first half of fiscal 2003, and determined that there was no impairment to its recorded goodwill or indefinite lived intangible assets. In addition to the transitional test discussed above, the Company will complete its annual impairment test on its indefinite lived intangible assets in the fourth quarter of fiscal 2003. Had the Company been accounting for its indefinite lived intangible assets under SFAS No. 142 for all periods presented, the Company's net loss would have been as follows:

                                                                     Three Months Ended
(In thousands)                                            November 2, 2002       November 3, 2001
                                                          ----------------       ----------------
Reported net loss                                              $(1,614)              $(1,788)
Add back amortization of indefinite lived
   intangible assets, net of tax                                   -                     559
                                                               -------               -------
Adjusted net loss                                              $(1,614)              $(1,229)
                                                               -------               -------
                                                               -------               -------

                                                                       Nine Months Ended
(In thousands)                                            November 2, 2002          November 3, 2001
                                                          ----------------       ----------------
Reported net loss                                              $(4,149)              $(8,387)
Add back amortization of indefinite lived
   intangible assets, net of tax                                  -                    1,677
                                                               -------               -------
Adjusted net loss                                              $(4,149)              $(6,710)
                                                               -------               -------
                                                               -------               -------

The accumulated amortization of goodwill and trademarks as of November 2, 2002 and February 2, 2002 was $7.4 million and $5.9 million, respectively. The accumulated amortization of definite lived intangible assets, consisting of deferred financing costs, as of November 2, 2002 and February 2, 2002 was $3.2 million and $2.4 million, respectively.

4. Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), effective February 3, 2002 (the first day of fiscal 2003). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Disposal of a segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of November 2, 2002, we had 574 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. At November 2, 2002, there were 101 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The Third Quarter of Fiscal 2003 and The Third Quarter of Fiscal 2002

Net sales increased $6.8 million or 7.5% to $97.4 million in the third quarter of fiscal 2003 as compared to $90.6 million in the third quarter of fiscal 2002. The increase in net sales was due to a $1.1 million, or 1.2% increase in same store sales compared to the third quarter of fiscal 2002 and the opening of new stores, which contributed $5.7 million to net sales in the third quarter of fiscal 2003. Average sales per gross square foot increased 1.4% to $72 in the third quarter of fiscal 2003 from $71 in the third quarter of fiscal 2002. We operated 574 stores at the end of the third quarter of fiscal 2003 as compared to 543 stores at the end of the third quarter of fiscal 2002, as a result of opening 46 new stores and closing 15 stores.

Cost of sales, including occupancy costs, increased 8.8% to $61.5 million in the third quarter of fiscal 2003 from $56.5 million in the third quarter of fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs, increased from 62.4% in the third quarter of fiscal 2002 to 63.1% in the third quarter of fiscal 2003. This 0.7% increase resulted from a 1.1% increase in cost of merchandise and a 0.4% decrease in occupancy costs. The increase in the cost of merchandise as a percentage of net sales was due to an increase in the markdowns as a percent of sales.

Selling, general, administrative and buying expenses increased 8.0% from $30.0 million in the third quarter of fiscal 2002 to $32.4 million in the third quarter of fiscal 2003. As a percentage of net sales, these expenses marginally increased to 33.3% in the third quarter of fiscal 2003 as compared to 33.1% in the third quarter of fiscal 2002. The $2.4 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. In the third quarter of fiscal 2003, the Company recorded a $125,000 consulting fee with an indirect investor in G&G Retail Holdings, Inc. our parent company. The consulting agreement is effective as of January 1, 2002, and provides for an annual consulting fee of $500,000.

Depreciation and amortization expense for the third quarter of fiscal 2003 was $2.7 million as compared to $3.5 million for the third quarter of fiscal 2002. The decrease is attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective February 3, 2002 (the first day of fiscal 2003), the Company stopped amortizing goodwill and other intangible assets that have indefinite useful lives. The effect of implementing the non-amortization provisions of SFAS 142, for the third quarter of fiscal 2003, was a reduction of amortization expense of approximately $1.0 million.

Interest expense in the third quarter of fiscal 2003 was $3.6 million or 3.7% of net sales as compared to $3.6 million or 4.0% of net sales for the third quarter of fiscal 2002. Interest expense for both the third quarter of fiscal 2003 and 2002 reflects interest on our equipment and software capital leases and our senior notes, as well as amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, and the deferred financing costs.

The income tax benefit for the third quarter of fiscal 2003 was $1.2 million as compared to $1.3 million in the third quarter of fiscal 2002. The income tax benefit rate was 42.5% in the third quarter of fiscal 2003 as compared to 42.6% in the third quarter of fiscal 2002.

The net loss decreased from $1.8 million in the third quarter of fiscal 2002 to a loss of $1.6 million in the third quarter of fiscal 2003 due to the factors discussed above.

Comparison of The First Nine Months of Fiscal 2003 and The First Nine Months of Fiscal 2002

Net sales increased $26.6 million or 10% to $291.2 million in the first nine months of fiscal 2003 as compared to $264.6 million in the first nine months of fiscal 2002. The increase in net sales was due to a $13.7 million or 5.3% increase in same store sales and the opening of new stores, which contributed $12.9 million to net sales in the first nine months of fiscal 2003. Average sales per gross square foot increased 5.8% to $219 in the first nine months of fiscal 2003 from $207 in the first nine months of fiscal 2002.

Cost of sales, including occupancy costs, increased 8.3% to $184.3 million in the first nine months of fiscal 2003 from $170.1 million in the first nine months of fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs decreased 1.0% from 64.3% in the first nine months of fiscal 2002 to 63.3% in the first nine months of fiscal 2003. This 1.0% decrease resulted from a 0.6% decrease in the cost of merchandise and a 0.4% decrease in occupancy costs as a percent of sales. The decrease in the cost of merchandise as a percentage of net sales was due to an increase in the initial mark-on and a decrease in markdowns as a percent of sales. The occupancy cost decrease as a percent of sales resulted from an increase in same store sales.

In the first nine months of fiscal 2003, selling, general, administrative and buying expenses totaled $95.1 million compared to $87.4 million in the first nine months of fiscal 2002. As a percent of sales, these expenses decreased from 33.0% in the first nine months of fiscal 2002 to 32.7% in the first nine months of fiscal 2003. The $7.7 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. In addition, the Company entered into a consulting agreement with an indirect investor in G & G Retail Holdings, Inc., our parent company. The agreement is effective as of January 1, 2002, and provides for an annual consulting fee of $500,000 of which $417,000 was recorded in the first nine months of fiscal 2003. The decrease as a percent of sales resulted from an increase in same store sales.

Depreciation and amortization expense for the first nine months of fiscal 2003 was $8.3 million as compared to $11.0 for the first nine months of fiscal 2002. The decrease is attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective February 3, 2002 (the first day of fiscal year 2003), we stopped amortizing goodwill and other intangible assets that have indefinite useful lives. The effect of implementing the non-amortization provisions of SFAS 142 was a reduction of amortization expense of approximately $2.9 million for the first nine months of fiscal 2003.

Interest expense in the first nine months of fiscal 2003 was $10.8 million or 3.7% of net sales as compared to $10.8 million or 4.1% of net sales for the first nine months of fiscal 2002. Interest expense for the first nine months of fiscal 2003 and 2002 reflects interest on our equipment and software capital leases and our senior notes, as well as amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holding Inc., our parent company, and the deferred financing costs.

The income tax benefit for the first nine months of fiscal 2003 was $3.1 million or a 42.5% income tax benefit rate as compared to $6.2 million, or an income tax benefit rate of 42.6% for the first nine months of fiscal 2002.

The net loss decreased from $8.4 million in the first nine months of fiscal 2002 to a loss of $4.1 million in the first nine months of fiscal 2003 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores as necessary, and (iv) upgrading and maintaining our computer system.

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit) and matures in May 2004. We may use the revolving credit facility for general operating, working capital and other general corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. The revolving credit facility subjects us to a minimum net worth (as defined) covenant of $40.0 million if excess availability under the facility is $7.5 million or less during any month. The facility also contains other customary restrictive covenants. Our obligations under the revolving credit facility are secured by a lien on substantially all of our assets, excluding our leasehold interests. As of November 2, 2002, we had no borrowings outstanding under the revolving credit facility, but had $698,000 of letters of credit outstanding.

Net cash provided by operating activities in the first nine months of fiscal 2003 was $3.5 million as compared to net cash used in operating activities of $4.6 million in the first nine months of fiscal 2002. The change in net cash provided by operating activities in the first nine months of fiscal 2003, as compared to the first nine months of fiscal 2002 was primarily due to our loss before benefit for income taxes decreasing by $7.4 million.

Capital expenditures for the first nine months of fiscal 2003 and the first nine months of fiscal 2002 were $10.6 million and $10.4 million, respectively. Management estimates that capital expenditures for the remaining three months of fiscal 2003 will be between $2.0 million and $3.0 million.

As of November 2, 2002, our capital lease obligation for the purchase of point of sale equipment and software was $3.1 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $2.0 million, $1.9 million and $961,000 for the fiscal years ending in 2003, 2004 and 2005, respectively.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed eighteen stores in fiscal 2002, eight stores in the first nine months of fiscal 2003 and anticipate closing an additional ten stores during the remaining three months of fiscal 2003. Eleven stores were closed in the first nine months of fiscal 2002.

As of November 2, 2002, we had $7.1 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards that are promptly converted to cash.

As of November 2, 2002, our indebtedness under our senior notes totaled $102.3 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $4.5 million of unamortized original issue discount, and approximately $238,000 of unamortized value assigned to the warrants issued by our parent company in connection with our senior note issuance. The notes are due May 15, 2006 and bear interest at 11% per annum, which is payable semi-annually on May 15 and November 15.

We have minimum lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases as follows (in millions):

          Fiscal year ending in:
          2003                                              $ 28.6
          2004                                                24.0
          2005                                                21.0
          2006                                                18.2
          2007                                                13.8
          Thereafter                                          36.1
                                                          -----------
                                                            $141.7
                                                          ===========

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

Critical Accounting Policies

The preparation of the foregoing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 for a description of the Company's critical accounting policies involving significant judgment by the Company's management.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II. Other Information




Item 6 - Exhibits and Reports on Form 8-K:
         --------------------------------
    (a)      Exhibits

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

   10.01 Amendment No. 4 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Jay Galin.

   10.02 Amendment No. 4 to Employment Agreement, dated as of January 22, 2001, by and between G+G Retail, Inc. and Scott Galin.

   10.03 Agreement, dated September 11, 2002, between G+G Retail, Inc. and Pegasus Investors, L.P.

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

    None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                G+G RETAIL, INC.


   December 16, 2002              By /s / Michael Kaplan
                                     -------------------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                       (signing on behalf of the registrant and
                                           as principal financial officer)

             CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

         I, Jay Galin, Chief Executive Officer of G+G Retail, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of G+G Retail, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   December 16, 2002
                                            /s/ Jay Galin
                                            ------------------------------
                                            Jay Galin
                                            Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE
      ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                                   ACT OF 2002

         I, Michael Kaplan, Chief Financial Officer of G+G Retail, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of G+G Retail, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002

                                           /s/ Michael Kaplan
                                           -------------------------------
                                           Michael Kaplan
                                           Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit    Description
  -------    ------------
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

    10.01    Amendment No. 4 to Employment Agreement, dated as of January 22,
             2001, by and between G+G Retail, Inc. and Jay Galin.

    10.02    Amendment No. 4 to Employment Agreement, dated as of January 22,
             2001, by and between G+G Retail, Inc. and Scott Galin.

    10.03    Agreement, dated September 11, 2002, between G+G Retail, Inc. and
             Pegasus Investors, L.P.

    99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
