Form 10-K
period 2003-02-01
G&G RETAIL INC
filed 2003-04-30
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2003

                        Commission file number 333-81307

                                G+G RETAIL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 22-3596083
   ----------------------------          ---------------------------------------
   (State or other Jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation of organization)

     520 Eighth Avenue, New York, NY                    10018
----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 279-4961

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

     As of April 30, 2003 all of the common stock of the registrant was held by an affiliate. On April 30, 2003, 10 shares of the registrant's Class B common stock, par value $.01 were outstanding.

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "G+G Retail" mean G+G Retail, Inc. and its subsidiaries, unless the context indicates a different meaning. The term "common stock" means our Class B common stock, $.01 par value per share. The term "Holdings" means our parent company, G&G Retail Holdings, Inc.

     This report contains "forward-looking statements," within the meaning of the Federal securities laws. These statements describe our beliefs concerning future business conditions and the outlook for our business based on currently available information. Wherever possible, we have identified these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "seek," "intend," "believe," "estimate," and similar expressions. While these statements reflect our current judgment about the direction of our business, our actual results could differ materially from the estimates, assumptions and other judgments about future performance contained in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the strength of the women's and girls' apparel industries and the other risks and uncertainties described under the heading "Item 1. Risk Factors" below. Forward-looking statements in this report may be found in the materials set forth under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

                                     PART I

Item 1. Business

General

     We are a leading national mall-based retailer of popular-price female apparel. We sell substantially all of our merchandise under private label names, including Rave, Rave Girl, R4R and Shut Eye, and provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. We purchase merchandise domestically and seek to keep inventory lead times short in order to respond quickly to fashion trends and minimize markdowns. Our pricing strategy, which emphasizes delivering consistent value to our customers rather than driving sales with periodic promotions, is also intended to contribute to a low rate of markdowns.

     As of April 2003, we had 577 stores, generally in major enclosed regional shopping malls, throughout the United States, Puerto Rico and the U.S. Virgin Islands, which operate primarily under the G+G, Rave and Rave Girl names. We use the same store format for our G+G/Rave stores and apply this format in all of our markets. Our G+G/Rave stores average approximately 2,400 square feet and are designed to create a lively and exciting shopping experience for our teenaged customers.

     In July 1999, we opened our first Rave Girl store, which sells apparel primarily for 7- to 12-year-old girls. We believe that the market for the sale of popular-price fashion apparel to this age group is currently under served. As of April 2003, we had 107 Rave Girl stores located in 25 states coast to coast and Puerto Rico. Our Rave Girl stores are approximately 2,000 square feet and are designed with bright colors, unique lighting and exciting graphics.

     G+G Retail is a Delaware corporation formed in 1998. Our principal executive offices are located at 520 Eighth Avenue, New York, New York 10018, telephone number (212) 279-4961. Financial information about G+G Retail is summarized in "Item 6. Selected Financial Data" and reported in our financial statements included in this report.

Business Strategy

     Our business strategy is to expand our operations and increase our sales and earnings through the opening of new stores, through the acquisition of individual or multiple leases, primarily in mall locations that we believe are favorable for our business, coupled with increases in same-store sales. During fiscal years 2001, 2002 and 2003, we opened 68 G+G/Rave stores and 100 Rave Girl stores. We opened six G+G/Rave stores and three Rave Girl stores to date in fiscal 2004 and expect to open between 30 and 40 additional stores, in total, in the fiscal year. We believe that our strong relationships with our existing landlords provide us with a good opportunity to negotiate favorable lease terms in new locations.

Merchandising and Marketing

Merchandising Strategy

     Our merchandising strategy is to deliver the latest fashions to our customers more quickly and at lower prices than our competitors. Our G+G/Rave store merchandise is designed primarily to appeal to young women between the ages of 13 and 19 years old who desire fashion, quality and value. However, due to our merchandise and our geographic diversity, over the past few years our G+G/Rave stores also have increasingly attracted the 20- to 30-year-old female customer. Our Rave Girl store merchandise is designed primarily to appeal to the fashion desires of girls between the ages of 7 and 12 years old and the quality and value demands of parents who regularly replenish a growing child's wardrobe. A significant portion of our merchandise is private label and is manufactured to our specifications. This strategy gives us tighter control over apparel production and delivery than we would have if we purchased and sold brand-name merchandise. We seek to offer the latest fashion in both apparel and accessories in stores that are designed to be bright, energetic and welcoming to create a fun and enjoyable shopping experience. Our apparel offerings include tops, bottoms, dresses, lingerie, coordinates, accessories, shoes and outerwear. We utilize an everyday value pricing strategy, as opposed to offering discounts on marked-up merchandise.

     In order to react quickly to teenagers and girls' changing tastes and to keep our stores stocked with current fashions, we purchase most of our merchandise domestically. Maintaining current merchandise allows us to turn over our inventory frequently and to achieve high sales per square foot while improving profitability. The speed of our merchandising and buying capability enables us to change our product mix in season. As a result, we seek to respond immediately to, rather than to try to anticipate, fashion trends.

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

Visual Presentation and Advertising

     We believe that effective and strong visual merchandising is critical. Our goal is to capture a customer's interest in the few seconds that he or she is exposed to the store front. Merchandise presentation is a product of store design, use of fixtures and in-store marketing that complements our merchandise. Our merchants and the marketing department jointly design the merchandise floor plan, which is integral to merchandise presentation. Once approved, we communicate a consistent presentation to all of our

G+G/Rave or Rave Girl stores through a formal layout. We finalize the merchandise layout based on seasonal and climate differences among regional markets. We prepare major floor changes for each major selling season and sale period. We forward modifications to the layout to all of our stores on a bi-weekly basis.

     We primarily advertise in our stores, stressing fashion, quality and value in support of our everyday value pricing strategy. Our marketing department creates a seasonal set of store signage and displays that accentuates the merchandise presentation. Each season, we select and highlight key items with a comprehensive program of in-store posters and signs. The combination of the store signage and displays reflect new merchandise colors and fashion trends to keep the stores looking current and visually stimulating. The merchandise package also targets the customer with value pricing slogans in the form of large store-spanning banners and rack-top signs. Our store bags, boxes, name badges and other store peripherals emphasize our brand recognition.

     Our Internet websites provide information about our merchandise offerings and store locations. The sites also provide an opportunity for visitors to see the latest fashion trends for the season as well as available employment opportunities with our company. The websites' addresses are www.gorave.com and goravegirl.com. Information provided in our website is not a part of this report.

Merchandise Planning

     Our financial department prepares seasonal merchandise plans that are approved by senior management. Our merchandise-planning department then allocates these plans by merchandise category based on historical and current trends. The preparation and monitoring of merchandise plans independent of purchasing functions is essential for controlling inventory levels. We monitor our inventory through an automated inventory system.

Purchasing and Suppliers

     We purchase our entire inventory from third-party suppliers or manufacturers. We do not own or operate any manufacturing facilities. The majority of our private label merchandise is manufactured domestically. We supply the designs and specifications of much of our private label merchandise to the manufacturers. Our manufacturers continually consult with us regarding developing fashion trends so that they can respond quickly to our merchandise orders. Prior to delivery, we regularly inspect samples of our manufactured goods for quality based on materials, color and sizing specifications.

     We believe that we have established relationships with an adequate number of suppliers to meet our ongoing inventory needs and that we have strong relationships with these suppliers. During fiscal 2003, we purchased our inventory from more than 400 suppliers. We have been purchasing inventory from our top three suppliers for more than five years. We do not have long-term contracts with our suppliers, and we transact business principally on an order-by-order basis.

Distribution and Transportation

     We maintain a 165,000 square foot leased distribution center in North Bergen, New Jersey. All of our vendors ship the merchandise that we purchase to our distribution center, which is then shipped to our stores.

     We employ an internally developed allocation system that interfaces with our store cash registers, order and receiving system. The allocation system maintains unit inventory and sales data by store at the style level, enabling us to identify specific store needs for replenishment. We use national and regional package carriers to ship merchandise to our stores, and we also use airfreight to ship merchandise to stores in certain regions. Transit time to stores generally is two to three days, and merchandise is available for sale by stores on the day it is received. Therefore, the time period from receipt of goods at the distribution center to display in our stores is generally less than five days. A majority of merchandise coming into our distribution center is pre-ticketed, and a substantial portion of this merchandise is vendor pre-packed. Pre-ticketing and pre-packing saves time, reduces labor costs and enhances inventory management.

Locations and Format of Our Stores

Store Locations

     As of April 2003, we had 577 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands as set forth below:

State/Territory   Number of Stores   State/Territory   Number of Stores
---------------   ----------------   ---------------   ----------------
Alabama                  10           Missouri                12
Arkansas                  2           Nebraska                 1
Arizona                   4           Nevada                   3
California               40           New Hampshire            4
Colorado                 10           New Jersey              21
Connecticut               9           New Mexico               4
Delaware                  2           New York                47
Florida                  64           North Carolina          13
Georgia                  20           Ohio                    19
Hawaii                    1           Oklahoma                 1
Idaho                     1           Oregon                   2
Illinois                 27           Pennsylvania            30
Indiana                   7           Puerto Rico             59
Kansas                    1           Rhode Island             1
Kentucky                  6           South Carolina           5
Louisiana                16           Tennessee                9
Maine                     1           Texas                   38
Maryland                 20           Virginia                12
Massachusetts            18           Virgin Islands           2
Michigan                 15           Washington              11
Minnesota                 2           Wisconsin                2
Mississippi               4           West Virginia            1

Store Format

     We use a similar store format for our G+G/Rave stores. Our Rave Girl stores have their own unique store format. We consistently apply our store formats in all the markets that we serve. In general, the G+G name is used in the New York, New Jersey and Connecticut markets, and the Rave name is used in other markets.

     Our stores are predominantly located in major enclosed regional shopping malls. Within such malls, we seek locations for our G+G/Rave stores in proximity to stores and areas having high teen traffic flow, such as music stores, shoe stores and food courts. We locate our Rave Girl stores both in major regional shopping malls and in strip centers where we seek locations in proximity to other specialty stores that sell products to young girls. Our G+G/Rave stores are typically 2,400 square feet in size. Our Rave Girl stores are approximately 2,000 square feet.

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

     Sales have been evenly balanced among our store base, with our highest volume store accounting for less than 1% of gross sales in recent years.

Store Operations

     Our district/area managers manage all aspects of store operations other than purchasing. Each of these district/area managers is responsible for approximately six to ten stores and reports to a regional manager who oversees seven to eight district/area managers. The regional managers, in turn, report to our Senior Vice President-Store Operations.

     Generally, each of our stores employs five to ten employees, consisting of a store manager who is in charge of all aspects of operations, including recruiting, training, customer service and merchandising, two assistant managers and sales employees. Store managers report to a district/area manager, and assistant managers and sales employees report to a store manager. We seek to hire sales employees who have prior retail sales experience and have an entrepreneurial spirit. Sales personnel are knowledgeable about our merchandise. Experienced store managers train our sales personnel and assistant store managers, and experienced district/area managers train our store managers, in order to offer customers courteous and knowledgeable service.

     Our customers may pay for merchandise with cash, checks, ATM debit or third-party credit cards. In July 2002, we introduced our Rave Girl credit card, which is accepted at our Rave Girl stores. Our merchandise return policy permits returns to be made within 30 days from the date of purchase. We give refunds if the customer has a receipt. Otherwise, we issue a store credit.

Store Openings and Closings

     We have implemented an ongoing program of opening new stores in locations that we believe are favorable for our business and closing under performing stores. Since the beginning of fiscal 2003, we have opened 57 stores and have closed 19 stores. We plan to open between 30 and 40 additional stores, and we anticipate that we will close approximately 12 stores during fiscal 2004.

     In deciding whether to open or close a store, we project store profitability based on the following:

     o    location of the store in the mall;

     o    rental rate for the property where the store is or will be located;

     o    performance of other apparel retail stores in the mall;

     o mall location and whether the particular mall environment is suitable for the store;

     o quality of anchor stores in the mall in which the store is or will be located; and

     o    extent of competition from other mall tenants.

Competition

     The retail apparel business is highly competitive, with fashion, quality, price, location, store environment and customer service being the principal competitive factors. We compete with a number of mall-based popular-price junior and girls fashion retailers. Our competitors in the junior and girls retail apparel businesses, respectively, include Wet Seal, Inc. and Limited Too, Inc., both of which are mall-based apparel retailers that offer current fashions at generally higher price points than we offer. In addition, we compete with several discount department stores, local and regional department store chains and other apparel retailers that overlap with our merchandise offerings and price points. Some of our competitors are larger and may have greater financial, marketing and other resources than we have. In addition, we compete for favorable site locations and lease terms in shopping malls.

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

Management Information Systems

     Our management information and control systems provide our management, buyers, planners and distributors with information by the next business day that they may use to analyze and identify sales trends, replenish depleted store inventories, re-price merchandise and monitor merchandise mix. Our automated and integrated allocation and material handling systems enable us to move the majority of our merchandise through our distribution center within 24 hours of receipt.

     All of our stores have point-of-sale terminals that record sales at the style level, markdowns, distribution center receipts, interstore transfers and store payroll. This information is transmitted daily to our headquarters.

Trademarks and Service Marks

     We own various trademarks, service marks and trade names, including G+G, Rave, Rave Girl, Rave City, R4R, In Charge, American High and Shut Eye. Such marks, especially our G+G, Rave and Rave Girl marks, are important to our store and merchandise marketing.

Employees

     As of April 2003, we had a total of approximately 4,900 employees, consisting of approximately 800 full-time salaried employees, approximately 1,200 full-time hourly employees and approximately 2,900 part-time hourly employees. The number of part-time hourly employees fluctuates due to the seasonal nature of our business.

     As of April 2003, Local 2326 of the UAW/AFL/CIO represented approximately 160 hourly employees in our distribution center. The collective bargaining agreement covering these employees expires on January 31, 2005. None of our other employees are members of a union. We consider our relations with both our union and non-union employees to be satisfactory.

Risk Factors

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

     The junior and girls' retail apparel business is highly competitive. We compete for sales in the junior retail apparel business primarily with specialty apparel retailers. We also compete with several discount department stores and local and regional department store chains and other apparel retailers with which our merchandise offerings and price points overlap. Some of our competitors are larger and may have greater financial, marketing and other resources than we do. In addition, we compete with retailers and other businesses for favorable site locations and lease terms in shopping malls and strip centers. Competition from our current competitors, as well as from catalog and Internet retailers, may increase in the future.

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

     General economic conditions, including business conditions, levels of employment and consumer confidence in future economic conditions affect the level of consumer spending. In addition, because our stores are located primarily in malls, we depend upon the continued popularity of malls as shopping destinations, and the ability of mall anchor tenants and other attractions to generate customer traffic to our stores. Mall traffic or economic conditions in the markets in which our stores are located may decline and may result in lower revenues and profits. A terrorist threat or attack could affect the level of mall traffic, shopping activity, and/or general economic conditions and have the same result.

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

     As of April 2003, we had 577 stores in 42 states in the United States, Puerto Rico and the U.S. Virgin Islands. All of our store sites are leased. This table shows the number of store leases expiring during the years indicated, assuming the exercise of all available renewal options:

Fiscal Year   Leases Expiring
-----------   ---------------
    2004             80
    2005             63
    2006             87
    2007             62
    2008             34
 thereafter         215

     As of April 2003, we also had 36 stores with expired leases, many of which we have reached agreement to extend subject to final documentation. We occupy those premises on a month-to-month basis. As of April 2003, we leased approximately 19% and 10% of our stores from our two largest landlords.

     We lease our distribution center located in North Bergen, New Jersey. The lease expires in August 2004. We have one five-year renewal option under which the rent will be equal to 90% of the fair market value rent on the premises at the time of renewal.

Item 3. Legal Proceedings.

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2003, we were not engaged in any legal proceedings that we expect would have a material adverse effect on us.

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

Item 6. Selected Financial Data

     We account for our operations on a fiscal year rather than a calendar year basis. Each reference in this report to a "fiscal" year means the 52- or 53-week fiscal year that ends on the Saturday nearest January 31 in the particular calendar year. Fiscal 2001 consisted of 53 weeks, all other years presented consisted of 52 weeks. The combined financial statements include the accounts of G&G Shops, Inc. and stores operated by G&G Shops that were owned by subsidiaries of Petrie Retail, Inc. through August 28, 1998 and from the consolidated financial statements of G+G Retail after that date. We purchased the assets of all of the stores that G&G Shops operated and the trademarks used in that business in an acquisition that occurred on August 28, 1998.

     We derived the following selected financial and operating data from:

     o the balance sheet as of August 28, 1998 and the related combined statements of operations and cash flows for the seven months ended August 28, 1998 from the audited financial statements of the business we acquired in the acquisition; and

     o the consolidated balance sheets as of January 30, 1999, January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003 and the related consolidated statements of operations and cash flows for the five months ended January 30, 1999, fiscal 2000, 2001, 2002 and 2003 from our audited financial statements.

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

                                G+G Retail, Inc.
                      Selected Financial and Operating Data

                                             Acquired Assets                     G+G Retail, Inc.
                                             ---------------  -----------------------------------------------------------------
                                              Feb. 1, 1998    Aug. 29, 1998
Dollars in thousands except for sales per      to Aug. 28,     to Jan. 30,   Fiscal Year  Fiscal Year  Fiscal Year  Fiscal Year
gross square foot                                 1998             1999          2000         2001         2002         2003
-----------------------------------------   ----------------  -------------  -----------  -----------  -----------  -----------
Statement of Operations Data:
Net Sales                                       $162,823       $ 131,567      $318,506     $350,040     $380,428     $411,172
Cost of sales (including occupancy costs)        106,056          79,267       196,330      217,032      234,525      252,650
Selling, general, administrative, and
    buying expenses (1)                           49,330          36,170        89,352      107,928      119,893      130,889
Depreciation and amortization expense (2)          2,845           5,141        11,800       13,178       14,824       11,394
                                                --------       ---------      --------     --------     --------     --------
Operating income                                   4,592          10,989        21,024       11,902       11,186       16,239
Interest expense, net                                 --           7,395        12,983       14,012       14,311       14,212
                                                --------       ---------      --------     --------     --------     --------

Income (loss) before extraordinary loss
   and provision (benefit) for income
   taxes                                           4,592           3,594         8,041       (2,110)      (3,125)       2,027
Provision (benefit) for income taxes               1,892           1,581         3,428         (808)      (1,327)         861
                                                --------       ---------      --------     --------     --------     --------

Income (loss) before extraordinary loss            2,700           2,013         4,613       (1,302)      (1,798)       1,166
Extraordinary loss, net of $354 of
   income tax                                         --              --          (450)          --           --           --
                                                --------       ---------      --------     --------     --------     --------
Net income (loss)                               $  2,700       $   2,013      $  4,163     $ (1,302)    $ (1,798)    $  1,166
                                                ========       =========      ========     ========     ========     ========

Other Operating Data:
Sales per gross square foot (3)                 $    160       $     130      $    296     $    291     $    297     $    307
Inventory turnover (4)                               6.0X            6.5X          5.6X         6.1X         6.2X         6.3X
Same store net sales increase
  (decrease) (5) (6)                                (3.0)%          (1.1)%        (0.5)%       (3.7)%        2.1%         2.6%
Capital expenditures:
   New stores                                   $  1,299       $   1,027      $ 10,200     $ 13,615     $  5,518     $  7,327
   Remodels                                        1,809           1,341         6,680        7,877        4,104        3,732
   POS equipment                                      --              --         2,469        4,164          684          481
   Non-store assets and systems                      292             411         1,276          639        1,234        1,098
                                                --------       ---------      --------     --------     --------     --------
Total capital expenditures                      $  3,400       $   2,779      $ 20,625     $ 26,295     $ 11,540     $ 12,638
                                                ========       =========      ========     ========     ========     ========

Number of stores
   Beginning balance                                 408             415           422          456          511          539
   New stores opened                                   9              13            48           74           46           48
   Existing stores closed                              2               6            14           19           18           17
                                                --------       ---------      --------     --------     --------     --------
   Ending balance                                    415             422           456          511          539          570
                                                ========       =========      ========     ========     ========     ========

Other Financial Data:
EBITDA as adjusted (7)                          $  8,449       $  16,130      $ 32,824     $ 25,080     $ 26,010     $ 27,633
EBITDA margin as adjusted (8)                        5.2%           12.3%         10.3%         7.2%         6.8%         6.7%
Cash provided by operating activities           $ 15,793       $  11,943      $ 20,592     $ 18,908     $ 13,657     $ 20,378
Cash used in investing activities                 (3,400)       (137,658)      (20,625)     (26,295)     (11,540)     (12,638)
Cash (used in) provided by financing
   activities                                    (14,140)        137,069         5,997        2,862       (1,357)      (1,542)

                                         G+G Retail, Inc.
                       ----------------------------------------------------
                       Jan. 30,   Jan. 29,    Feb. 3,    Feb. 2,    Feb. 1,
Dollars in thousands     1999       2000       2001       2002       2003
--------------------   --------   --------   --------   --------   --------
Balance Sheet Data:
Total assets           $167,664   $186,742   $197,169   $194,960   $202,868
Total long-term debt     90,000    101,480    104,465    104,166    103,507

                 Notes to Selected Financial and Operating Data

(1) Selling, general, administrative and buying expenses include royalty expense and store closing expenses. Royalty expense represents an amount charged by Petrie Retail for the use of trademarks that we purchased in the acquisition.

(2) Amortization of goodwill was discontinued in fiscal year 2003 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", therefore, this expense decreased approximately $3.9 million.

(3) Our sales per gross square foot was $287 for the first 52 weeks of fiscal year 2001.

(4) Calculated by dividing the sum of monthly net retail sales by average monthly retail inventory. The fiscal 2000 inventory turn was negatively impacted by the off-season inventory purchases made during the fiscal year. Without these off-season purchases, inventory turn for fiscal 2000 would have been 6.1 times.

(5)  A store becomes comparable after it is open 12 full months.

(6) Our same store net sales decreased 5.3% for the first 52 weeks of fiscal year 2001.

(7) We define EBITDA as operating income plus depreciation and amortization. In addition, we have further adjusted EBITDA to add back royalty expense. See note (1). EBITDA as adjusted does not represent cash flow from operations. You should not consider EBITDA as adjusted to be an alternative to operating or net income computed in accordance with generally accepted accounting principles, an indicator of our operating performance, an alternative to cash from operating activities as determined in accordance with GAAP or a measure of liquidity. We believe that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the retail industry. As a result, we present this information to give you a more complete comparative analysis of our operating performance relative to other companies in the industry. Not all companies calculate EBITDA using the same methods. Therefore, the EBITDA figures as adjusted that we present may not be comparable to EBITDA reported by other companies. Below is a reconciliation of EBITDA to Net
     Income:

                                                       (Dollars in Thousands)

                               Feb. 1, 1998   Aug. 29, 1998
                                to Aug. 28,    to Jan. 30,    Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                   1998           1999           2000          2001          2002          2003
                               ------------   -------------   -----------   -----------   -----------   -----------
     EBITDA                       $8,449         $16,130        $32,824       $25,080       $26,010       $27,633
     Depreciation and
        amortization expense       2,845           5,141         11,800        13,178        14,824        11,394
     Interest expense, net            --           7,395         12,983        14,012        14,311        14,212
     Royalty expense               1,012              --             --            --            --            --
     Provision (benefit) for
       Income taxes                1,892           1,581          3,428          (808)       (1,327)          861
     Extraordinary loss               --              --            450            --            --            --
                                  ------         -------        -------       -------       --------      -------
     Net income (loss)            $2,700         $ 2,013        $ 4,163       $(1,302)      $(1,798)     $ 1,166
                                  ======         =======        =======       =======       ========      =======

(8)  Computed by dividing EBITDA as adjusted by net sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following in conjunction with the selected financial data and our combined and consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We are a leading national mall-based retailer of popular-price female junior and pre-teen apparel. For over 30 years, our predecessors and we have built a reputation for providing fashion apparel and accessories distinctly targeted primarily at teenaged women. During fiscal 2000, we began to sell fashion apparel and accessories targeted at pre-teens aged 7- to 12-years old.

Results of Operations

     The following table sets forth selected operating statement data, expressed as a percentage of net sales:

                                               Fiscal Year 2001   Fiscal Year 2002   Fiscal Year 2003
                                               ----------------   ----------------   ----------------
Net Sales                                            100.0%            100.0%             100.0%
Cost of Sales (including occupancy costs)             62.0              61.6               61.5
Selling, general, administrative and buying
   expenses                                           30.8              31.5               31.8
Depreciation and amortization expense                  3.8               3.9                2.8
Operating income                                       3.4               3.0                3.9
Interest expense, net                                  4.0               3.8                3.5
Income (loss) before provision (benefit) for
   income taxes                                       (0.6)             (0.8)               0.4
Net income (loss)                                     (0.4)             (0.5)               0.3

Comparison of Fiscal 2003 and Fiscal 2002

     Net sales increased to $411.2 million in fiscal 2003 from $380.4 million in fiscal 2002. The $30.8 million or 8.1% increase in net sales was due to the opening of new stores, which contributed $21.3 million to the net sales increase, together with a $9.5 million or 2.6% increase in same store net sales. The average sales per gross square foot increased 3.4%, to $307 in fiscal 2003 from $297 in fiscal 2002. We operated 570 stores as of February 1, 2003 as compared to 539 stores as of February 2, 2002. This increase was the result of opening 48 stores and closing 17 stores during the period.

     Cost of sales, including occupancy costs, increased 7.8% to $252.7 million in fiscal 2003 from $234.5 million in fiscal 2002. As a percentage of net sales, cost of sales including occupancy costs decreased 0.1%, from 61.6% in fiscal 2002 to 61.5% in fiscal 2003. The marginal decrease in cost of sales as a percentage of net sales, was due to an increase in the initial mark on which was offset by a decrease in vendor allowances received and a slight increase in markdowns, as a percent of sales in fiscal 2003 as compared to fiscal 2002. Vendor allowances for fiscal 2003 were $5.0 million, as compared to $5.3 million in fiscal 2002.

     Selling, general, administrative and buying expenses increased $11.0 million or 9.2% to $130.9 million in fiscal 2003 from $119.9 million, in fiscal 2002. As a percentage of net sales, these expenses increased to 31.8% of sales in fiscal 2003, as compared to 31.5% in fiscal 2002. The increase in expenses in fiscal 2003 compared to fiscal 2002 was the result of expenses related to new and non-comparable stores that were not open a full year in fiscal 2002, an increase in same store selling expenses and an increase in administrative costs. In addition, in August 2002, the Company entered into a consulting agreement with an indirect investor in G & G Retail Holdings, Inc., our parent company. The agreement provides for an annual consulting fee of $500,000 retroactive to January 1, 2002. For fiscal 2003, the Company recorded $542,000 of expense in connection with this agreement.

     Depreciation and amortization expense for fiscal 2003 was $11.4 million compared to $14.8 million for fiscal 2002. The decrease is the result of the Company adopting Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specified within the SFAS 142. The result of adopting SFAS 142 resulted in a decrease of amortization expense of $3.9 million in fiscal 2003 compared to fiscal 2002. Had the Company been accounting for its goodwill and indefinite lived assets under SFAS 142 for fiscal 2002, the Company's depreciation and amortization expense would have been $10.9 million for fiscal 2002.

     Net interest expense in fiscal 2003 was $14.2 million or 3.5% of net sales, as compared to $14.3 million or 3.8% of net sales for fiscal 2002. The decrease in interest expense is the result of the Company not borrowing against its credit facility in fiscal 2003. Net interest expense in both fiscal 2003 and fiscal 2002 reflect interest on our senior notes, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by Holdings, the deferred financing costs associated with the senior notes and interest on our capital leases.

     The income tax provision for fiscal 2003 was $861,000 as compared to a $1.3 million income tax benefit in fiscal 2002. The income tax rate in fiscal 2003 and benefit rate in fiscal 2002 was 42.5%.

     The Company reported a net income of $1.2 million in fiscal 2003 as compared to a net loss of $1.8 million in fiscal 2002, as a result of the aforementioned factors.

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

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for (i) seasonal working capital, (ii) the construction of new stores, (iii) the remodeling or upgrading of existing stores, (iv) upgrading and maintaining computer systems and (v) interest on our senior notes.

     On May 2, 2001, the Company entered into a Loan and Security agreement (the "Facility"). The Facility expires in May 2004 and provides for a revolving credit facility, subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. We may use the revolving credit facility for general operating, working capital and other proper corporate purposes. The Facility provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar rate, based on the profitability and amount of indebtedness of the Company. The Facility subjects us to a minimum net worth, as defined, covenant of $40.0 million if the excess availability under the Facility is $7.5 million or less during any month. The Facility also contains other customary restrictive covenants including limitations on changes of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. Our obligations under the Facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of February 1, 2003, we had no borrowings outstanding under the Facility, but had approximately $432,500 of letters of credit outstanding.

     Net cash provided by operating activities in fiscal 2003 was $20.4 million, as compared to $13.7 million in fiscal 2002, an increase of $6.7 million. The increase in net cash provided by operating activities in fiscal 2003, as compared to fiscal 2002, was principally due to the $6.1 million increase in our accounts payable and accrued expense balances in fiscal 2003 as compared to fiscal 2002. This increase was the result of the new store growth and its effect on salaries, rent and occupancy costs, including the recognition of an additional $1.0 million of rental escalations accounted for on a straight-line basis, and the timing of merchandise receipts and vendor payments.

     Capital expenditures for fiscal 2003, 2002 and 2001 were $12.6 million, $11.5 million, and $26.3 million, respectively. The increase in capital expenditures for fiscal 2003 was due to our opening of more stores coupled with an increase in the number of stores remodeled. For fiscal 2004, management estimates that capital expenditures will be between $13.0 million and $14.0 million.

     We have an agreement from a lending institution for $6.5 million of capital lease financing for the purchase of point of sale equipment and software. The lease provides for monthly payments that depend on the amount of equipment leased. The lease terms include variable interest rates based on the purchase date, and leases expire five years from the date of the initial equipment financed. In fiscal 2003 we did not enter into any additional capital lease financing. Total lease financed under this agreement was $6.4 million as of February 1, 2003. The capital lease obligation outstanding as of February 1, 2003 was $2.7 million.

     We continually monitor the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed 17 stores in fiscal 2003, 18 stores in fiscal 2002 and 19 stores in fiscal 2001.

     As of February 1, 2003, we had $21.5 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards, which are promptly converted to cash.

     On May 17, 1999, we and Holdings completed a private placement of an aggregate of $107.0 million face amount of outstanding notes issued by us and warrants issued by Holdings to purchase 8,209 shares of nonvoting Class D Common Stock at an exercise price of $.01 per share. The net proceeds from this private placement were $93.9 million, after deducting the original issue discount of $7.3 million and fees of $5.8 million. We used the net proceeds to repay senior bridge notes and for general corporate purposes. On November 2, 1999, our privately placed notes were exchanged for notes that are freely tradable. As of February 1, 2003, our indebtedness under our senior notes totaled $102.6 million, which reflects the aggregate face amount of the senior notes of $107.0 million, net of $4.2 of unamortized original issue discount, and approximately $221,000 of unamortized value assigned to the warrants issued by Holdings. The interest on the senior notes is 11% per annum, payable semi-annually on May 15th and November 15th.

     Our commitments to make future payments under long-term contractual obligations was as follows, as of February 1, 2003:

                                                       Payments Due by Period
                                                       (dollars in thousands)
                                     --------------------------------------------------------------
                                                Less than                                 More than
      Contractual Obligations          Total    one year    1 to 3 years   3 to 5 years    5 years
----------------------------------   --------   ---------   ------------   ------------   ---------
Operating Leases                     $160,182    $31,356      $ 52,897        $34,694      $41,235
Capital Lease Obligations               2,902      1,941           961             --           --
Long Term Debt                        107,000         --       107,000             --           --
                                     --------    -------      --------        -------      -------

Total Contractual Cash Obligations   $270,084    $33,297      $160,858        $34,694      $41,235
                                     ========    =======      ========        =======      =======

     We believe that our cash flow from operating activities, cash on hand and borrowings available under the revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2004. In addition, we believe that cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, our capitalized leases and our long-term debt. However, the sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See "Item 1. Business - Risk Factors".

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

Seasonality and Quarterly Operating Results

     Our fiscal fourth quarter historically accounts for the largest percentage of our annual net sales. Our fiscal first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2003, our fourth quarter accounted for approximately 29.2% of annual net sales, as compared to 30.4% in fiscal 2002.

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

     Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are inventory valuation, valuation of goodwill and other indefinite lived intangible assets, vendor allowances and income tax accounting.

Inventory Valuation

     Merchandise inventories, which consist of finished goods, are valued at the lower of cost as determined by the retail inventory method (average cost basis) or market value. Inventories include items that have been marked down to management's best estimate of their fair market value. Markdowns are taken regularly to affect the rapid sale of slow moving inventory and to allow for daily delivery of new merchandise to the stores. To the extent that management's estimates differ from actual results, additional markdowns may be required which could decrease our gross margin and operating income. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns, which would adversely affect our operating results.

Valuation of Goodwill and Other Indefinite Lived Intangible Assets

     We adopted Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002, (the first day of fiscal
2003). Under SFAS 142, goodwill, trademarks and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the Statement. We completed the required initial impairment test on goodwill as of the first day of fiscal 2003 along with the annual impairment test on its reported goodwill and the indefinite lived intangible assets (trademarks) in the fourth quarter of fiscal 2003. In both instances, it was determined that there was no impairment to its recorded goodwill or indefinite lived intangible assets.

Vendor Allowances

     Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors and are recorded as a reduction of cost of sales in the period in which the allowance agreement is executed. These allowances primarily benefit our fourth quarter in each year. Allowances recognized in the first three quarters of our fiscal year are markdown allowances received from vendors for specific poor-performing styles of merchandise and have historically aggregated less than 20% of total vendor allowances received in a fiscal year. Year-end allowances, which represent the balance of vendor allowances, are negotiated and recorded in the fourth quarter based on vendor profitability and volume for the calendar year. Vendor allowances for fiscal 2003 were $5.0 million, as compared to $5.3 million in fiscal 2002.

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

     The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company has used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers are:

Name                Age   Position(s)
----                ---   -----------
Jay Galin            67   Chairman of the Board of Directors and Chief Executive Officer
Scott Galin          44   President, Chief Operating Officer and Director
Craig Cogut          49   Director
Donald D. Shack      74   Director
Lenard B. Tessler    50   Director
Michael Kaplan       49   Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James R. Dodd        61   Senior Vice President Store Operations
Jeffrey Galin        41   Senior Vice President/Merchandise Manager

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

     Craig Cogut is a senior founding principal of Pegasus Capital Advisors, L.P., which, wit hits affiliates, manages approximately $800 million in equity capital. Pegasus' first investment partnership was formed in August 1996. He joined our Board of Directors in August 1998 and was our President from July 1998 to August 1998. From 1990 to 1995, Mr. Cogut was a senior principal of Apollo Advisors, L.P. and Lion Advisors, L.P., partnerships that managed several billion dollars of equity capital for investment partnerships and private accounts.

     Donald D. Shack is a founding member of the law firm of Shack Siegel Katz & Flaherty P.C., general counsel to G+G Retail and Holdings. He joined our Board of Directors in August 1998. Before the formation of Shack Siegel Katz & Flaherty P.C. in April 1993, Mr. Shack was a member of the law firm of Whitman & Ransom from 1990 to 1993 and a member of the law firm of Golenbock & Barell from 1959 to 1989.

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

Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buyout firm formed in 1987. Mr. Tessler serves as a member of the Board of Directors of Garfield & Marks Designs, Ltd., Inc., Opinion Research Corporation, Inc., Meridian Rail LLC, Renaissance Mark Holdings Corp. and Anchor Glass Container Corp.

     Michael Kaplan served as Vice President and Chief Financial Officer of G&G Shops from 1988 to August 1998. He became our Vice President, Chief Financial Officer, Treasurer and Secretary in August 1998 and Senior Vice President in October 1999. Mr. Kaplan is a certified public accountant and from 1976 to 1980 held various auditing positions with Ernst & Young LLP.

     James R. Dodd has worked in the apparel industry for over 30 years. He served as Vice President of Store Operations of G&G Shops from April 1998 to August 1998. He became our Vice President Store Operations in August 1998 and Sr. Vice President Store Operations in October 1999. From July 1995 to May 1998, he was Vice President-Retail Division for JH Collectibles in Milwaukee, Wisconsin. From 1994 to May 1995, Mr. Dodd was Vice President of Operations for Tommy Hilfiger.

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

     Our executive officers were elected to serve in their capacities until the next annual meeting of our Board of Directors and until their respective successors are elected and qualified. We employ Jay Galin and Scott Galin under employment agreements. See "Item 11. Executive Compensation-Employment Contracts and Severance Agreements."

     All of our executive officers were also executive officers of G&G Shops prior to the acquisition. In addition, Jay and Scott Galin were executive officers of Petrie Retail. In October 1995, Petrie Retail and its affiliates, including G&G Shops, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In August 1998, we purchased the assets of G&G Shops from these companies.

Board of Directors

     Under the certificate of incorporation of Holdings, so long as Holdings controls us, Holdings is required to cause our Board of Directors to be identical to its Board of Directors. The Board of Directors of Holdings and, as a result, our Board of Directors each consists of five members. All of our directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Holders of class A common stock of Holdings are currently entitled to elect three directors, and holders of class B common stock of Holdings are currently entitled to elect two directors. The holders of class A common stock of Holdings elected Messrs. Jay and Scott Galin and Mr. Shack to the Board of Directors of Holdings. The holders of class B common stock elected Mr. Cogut and Mr. Tessler to the Board of Directors of Holdings. As of April 30, 2003, Jay and Scott Galin collectively owned, assuming the exercise of their vested stock options, approximately 85.1% of the outstanding class A common stock of Holdings. Affiliates of Pegasus Investors owned 100% of the class B common stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." See "Item 13. Certain Relationships and Related Transactions" for descriptions of agreements relating to the stock ownership and management of our business.

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

     o the occurrence of uncured defaults (as defined), under any debt facilities of G+G Retail or Holdings;

     o termination of the employment of either of Jay Galin or Scott Galin by us for cause or by either of them without good reason or the termination of both Jay Galin and Scott Galin after August 27, 2003 by us without cause or by them with good reason, as these terms are defined in each executive's employment agreement; or

     o certain events set forth in Holding's certificate of incorporation including the failure of Holdings to perform specified obligations to the holders of its series B preferred stock and the failure of one of the three directors elected by Holdings' class A common stock to vote in favor of certain corporate transactions supported by the directors elected by Holdings' class B common stock.

     From and after the time that there are no longer any shares of the class B, class C or class D common stock of Holdings outstanding, the Board of Directors of Holdings will be elected at each annual meeting of stockholders by a plurality of the votes cast by holders of the class A common stock of Holdings.

     Under an agreement dated August 28, 1998 among Pegasus Investors, L.P., G+G Retail, Pegasus Partners, L.P. and Pegasus Related Partners, L.P., the Pegasus entities agreed that they will elect Lenard Tessler as a director of G+G Retail and Holdings, for as long as:

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

Item 11. Executive Compensation

     The table below contains information on the fiscal 2001, 2002 and 2003 compensation for services to us by the individuals who served as our chief executive officer and our four next most highly compensated executive officers at the end of fiscal 2003.

                           Summary Compensation Table

                                                       Annual Compensation
                                                   ----------------------------
                                                                                     All Other
Name and Principal Position                        Year     Salary       Bonus    Compensation(1)
-----------------------------------------------    ----   ----------   --------   ---------------
Jay Galin                                          2003   $1,135,417   $113,541       $55,976
   Chairman of the Board of Directors and Chief    2002    1,110,417         --        59,400
   Executive Officer                               2001    1,085,417     65,125        25,800

Scott Galin                                        2003   $  885,417   $ 88,541       $31,604
   President, Chief Operating Officer and          2002      860,417         --        31,700
   Director                                        2001      835,417     38,125        25,800

Michael Kaplan                                     2003   $  348,666   $ 34,866       $15,564
   Sr. Vice President, Chief Financial Officer,    2002      299,432         --        18,900
   Treasurer and Secretary                         2001      281,004     17,529        20,600

Jeffrey Galin                                      2003   $  293,388   $ 29,338       $12,098
   Sr. Vice President                              2002      240,692         --        15,400
   Merchandise Manager                             2001      220,385     13,749        17,100

James Dodd                                         2003   $  236,442   $ 23,644       $13,950
   Sr. Vice President                              2002      224,904         --        18,900
   Store Operations                                2001      211,442     13,200        20,600

----------
(1) The figures in the column "All Other Compensation" include medical reimbursement and premiums paid under our executive medical reimbursement plan. These medical costs for the following officers in 2003, 2002 and 2001, respectively, were: Jay Galin $45,656, $45,800 and $10,500; Scott Galin $21,284, $18,100 and $10,500; Mr. Kaplan $5,244, $5,300 and $5,300;
     Jeffrey Galin $1,778, $1,800, and $1,800; and Mr. Dodd $3,630, $5,300, and
     $5,300. Also included in "All Other Compensation" are contributions to the G+G Retirement Plan and Trust made for the benefit of the following officers in 2003, 2002 and 2001 respectively, as follows: Jay Galin $10,320, $13,600 and, $15,300; Scott Galin $10,320, $13,600 and $15,300;
     Mr. Kaplan $10,320, $13,600 and $15,300; Jeffrey Galin $10,320, $13,600 and
     $15,300; and Mr. Dodd $10,320, $13,600 and $15,300.

     The following table sets forth information about the exercise of options to purchase the class A common stock of Holdings and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal-Year-End Option Values

                                                        Shares Underlying     Value of Unexercised
                                                     Unexercised Options at   In-the-Money Options
                                                          02/01/03 (#)           at 02/01/03 ($)
                 Shares Acquired on      Value            Exercisable/             Exercisable/
Name                Exercise (#)      Realized ($)       Unexercisable            Unexercisable
--------------   ------------------   ------------   ----------------------   --------------------
Jay Galin                0                 0              2,500 / 0                  0 / 0
Scott Galin              0                 0              2,500 / 0                  0 / 0
Michael Kaplan           0                 0                200 / 0                  0 / 0
Jeffrey Galin            0                 0                150 / 0                  0 / 0
James Dodd               0                 0                150 / 0                  0 / 0

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

     Effective as of March 15, 1999, Holdings granted non-qualified options under the plan to each of Jay Galin and Scott Galin to purchase 2,500 shares of its class A common stock, all of which are currently exercisable. Effective as of October 19, 1999, Holdings granted an aggregate of 2,000 non-qualified options under its option plan to various employees, of which 1,925 are currently exercisable. The exercise price of each of the options is $300 per share, and each option has a term of 10 years. The exercise price of the options exceeded the fair market value of Holdings stock on the date of grant and the stock options are non-transferable other than by a will or the laws of descent and distribution, unless the Board of Directors of Holdings permits transfer and the transfer is described in the option instrument.

     This option plan automatically terminates on March 14, 2009, unless the Board of Directors of Holdings terminates it earlier. Termination of the option plan will not terminate any option that was granted before termination.

                      Equity Compensation Plan Information

                                                                                              Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                            Number of securities        Weighted-average       equity compensation
                                         to be issued upon exercise     exercise price of       plans (excluding
                                           of outstanding options,    outstanding options,    securities reflected
             Plan category                   warrants and rights       warrants and rights        in column (a))
--------------------------------------   --------------------------   --------------------   -----------------------
                                                     (a)                       (b)                    (c)
Equity compensation plans approved by
   security holders...................              6,925                     $300                     75
Equity compensation plans not approved
   by security holders................                  0                        0                      0
                                                    -----                     ----                    ---
      Total...........................              6,925                     $300                     75

Employment Contracts and Severance Agreements

     We employ Jay Galin as the Chairman of our Board and our Chief Executive Officer under an employment agreement that expires on August 27, 2007. Under his employment agreement, Jay Galin is currently receiving a base salary of $1,150,000 per year, which increases by $25,000 annually. Jay Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "- Our Bonus Plan" below. At any time during the term of his employment agreement, Jay Galin may, upon three months' prior written notice to us, terminate his employment agreement and enter into a consulting agreement with us that would expire on August 27, 2007. The consulting agreement would require Jay Galin to provide consulting services to us for up to half normal working time, in exchange for annual consulting fees equal to one-half of his annual salary at the time of termination of his employment agreement. If Jay Galin terminates his employment or engagement by us for good reason or we terminate his employment or engagement without cause (as defined), (i) he can elect to receive either a lump sum payment of $2,750,000 or $3,850,000 paid in 30 equal monthly installments, if such termination occurs during the term of the employment agreement or within 180 days after the commencement of the consulting agreement or (ii) he can elect to receive either a lump sum payment of $1,375,000 or $1,925,000 paid in 30 equal monthly installments, if such termination occurs following 180 days after the commencement of the consulting agreement. If within one year following a change of control (as defined), Jay Galin terminates his employment or engagement by us or if we terminate Jay Galin's employment or engagement by us without cause, (i) he can elect to receive either a lump sum payment of $3,025,000 or $3,575,000 paid in 30 equal monthly installments, if such termination occurs during the term of the employment agreement or within 180 days after the commencement of the consulting agreement or (ii) he can elect to receive either a lump sum payment of $1,512,500 or $1,787,500 paid in 30 equal monthly installments, if such termination occurs following 180 days after the commencement of the consulting agreement. For 10 years following the end of Jay Galin's employment or engagement by us, we will maintain medical and dental benefits which cover medical and dental expenses incurred by Jay Galin, his spouse and his dependents, limited to an aggregate of $100,000 per year over amounts covered by our insurance. If Jay Galin shall become disabled (as defined) during the term of his employment agreement or consulting agreement, he will receive his full salary, or his consulting fee, as the case may be, and full benefits for one year and 50% of his salary or 50% of his consulting fee, as the case may be, and full benefits for an additional six months. If Jay Galin dies during the term of his employment agreement or consulting agreement, we are required to pay his designated beneficiary his salary and bonus or his consulting fee, as the case may be, for one year following his death

     We employ Scott Galin as our President and Chief Operating Officer under an employment agreement that expires on August 27, 2007. Under his employment agreement, Scott Galin is currently receiving a base salary of $900,000 per year, which increases by $25,000 annually. Scott Galin is also entitled to receive a bonus under our bonus plan for senior management employees. See "-Our Bonus Plan." In the event that Jay Galin's employment is terminated for any reason, Scott Galin will serve as our chief executive officer for the remaining term of his employment agreement. If Scott Galin terminates his employment by us for good reason (as defined) or we terminate his employment without cause (as defined), he can elect to receive either a lump sum payment of $2,250,000 or $3,150,000 paid in 30 equal monthly installments. If within one year following a change of control (as defined), Scott Galin terminates his employment by us or if we terminate Scott Galin's employment by us without cause, he can elect to receive either a lump sum payment of $2,475,000 or $2,925,000 paid in 30 equal monthly installments. If Scott Galin shall become disabled (as defined) during the term of his employment agreement, he will receive his full salary and full benefits for one year and 50% of his salary and full benefits, as the case may be, for an additional six months. If Scott Galin dies during the term of his employment agreement, we are required to pay his designated beneficiary his salary and bonus for one year following his death.

     Each of Jay Galin's and Scott Galin's employment agreements contain covenants precluding him from, among other things, competing with us or soliciting our customers or employees until the earlier of the expiration of the term of the employment agreement or the date that is 18 months after the termination of his employment with us. If Jay Galin exercises his consulting option, his consulting agreement will contain similar covenants not to compete or solicit.

     We have also entered into separate agreements with Michael Kaplan, our Senior Vice President and Chief Financial Officer, Treasurer and Secretary and Jeffrey Galin, our Senior Vice President/Merchandise Manager, that provide for severance payments in the event that we terminate their employment without cause, as that term is defined in the severance agreements. These severance payments consist of the executive's base salary for one year and, if the executive elects to continue coverage under our medical insurance, the payment of a portion of the premiums for such insurance equal to the portion which would have been paid had he remained in our employ for up to one year.

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

     The dollar amount of bonus awards is based on a percentage of each participant's base salary based on the performance level that we achieve. Our Board of Directors administers the bonus plan. The bonus plan may be amended or terminated at any time upon the recommendation of the Chairman of our Board and Chief Executive Officer and our President and Chief Operating Officer.

Compensation of Our Directors

     As of the date of this report, our directors do not receive any compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

     Our Board of Directors does not have a compensation committee. Executive officer compensation is determined by the full Board of Directors, which includes Jay Galin our Chairman, and Chief Executive Officer and Scott Galin, our President and Chief Operating Officer. No officer, director or other person had any relationship required to be disclosed under this heading.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Holdings own all of our outstanding capital stock. Holdings has four authorized classes of common stock: class A, class B, class C and class D. Holdings and we are prohibited from taking certain actions without the affirmative vote or written consent of holders of a majority of the issued and outstanding shares of class B common stock. Restricted actions include, among others:

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

     Holdings has two series of preferred stock outstanding. Holders of series A preferred stock are entitled to receive dividends, when and as declared by Holding's Board of Directors, at an annual rate of 15%. Any dividend payment made on or prior to August 28, 2003 may be made, at the discretion of the Holdings Board of Directors, in cash, in additional shares of series A preferred stock or by accretion. Any dividend payment made after August 28, 2003 must be made in cash. The dividend rate increases to 17% upon the occurrence of a series A triggering event in the certificate of incorporation of Holdings. One such triggering event is the failure by Holdings to pay dividends on the series A preferred stock for any reason. Holdings' only source of funds to pay the series A preferred stock dividend in cash would be a dividend paid by us to Holdings which our senior note indenture covenants currently prevent us from making. Holdings is prohibited from taking specified actions without the affirmative vote or written consent of a majority of the holders of series A preferred stock. Otherwise, except as required by the Delaware General Corporation Law, holders of series A preferred stock do not have any voting rights. Series A preferred stock is exchangeable at the option of Holdings for notes containing similar terms.

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

     The following table contains information about the beneficial ownership of Holdings capital stock as of April 30, 2003, including ownership by:

     o each person known to us to beneficially own more than 5% of the outstanding voting securities of Holdings;

     o    each of our directors;

     o    each of our five most highly compensated executive officers; and

     o    all of our directors and executive officers as a group.

                                                Percentage     Percent of    Number of    Percentage   Number of    Percentage
                                   Number of     Ownership     Vote of all   Shares of    Ownership    Shares of    Ownership
                                   Shares of      of all       Classes of     Series A   of Series A    Series B   of Series B
                                     Common     Classes of       Voting      Preferred    Preferred    Preferred    Preferred
Name of Beneficial Owner             Stock     Common Stock   Common Stock     Stock        Stock        Stock        Stock
--------------------------------   ---------   ------------   ------------   ---------   -----------   ---------   -----------
Pegasus Related Partners, L.P.      26,723(1)      39.5%          25.4%            --         --        29,177        49.4%
Paul Gunther, as Liquidating
   Trustee under Liquidating
   Trust Agreement dated as of
   December 18, 1998                15,000(2)      30.1%            --             --         --            --          --
Cerberus G&G Company, L.L.C.        14,000(3)      21.9%            --         33,996        100%           --          --
Pegasus G&G Retail, L.P.            11,924(4)      20.6%          11.5%            --         --        13,197        22.3%
Pegasus Partners, L.P.              10,276(5)      18.1%           9.8%            --         --        11,217        19.0%
Jay Galin                            9,340(6)      17.8%          25.0%            --         --            --          --
Scott Galin                          9,340(6)      17.8%          25.0%            --         --            --          --
Pegasus G&G Retail II, L.P.          4,977(7)       9.4%           4.8%            --         --         5,510         9.3%
Donald D. Shack                         20(8)         *              *             --         --            --          --
Craig Cogut                         53,900(9)      62.8%          51.4%            --         --        59,101(9)      100%
Lenard Tessler                          --           --             --             --         --            --          --
Michael Kaplan                        875(10)       1.7%           2.5%            --         --            --          --
Jeffrey Galin                       1,570(11)       3.1%           4.5%            --         --            --          --
James R. Dodd                         300(12)         *              *             --         --            --          --
All directors and executives
   officers as a group
   (8 individuals)                 75,345(13)      65.5%          94.2%            --         --        59,101         100%

----------
*    Less than 1%.

(1) Includes 8,837 class B shares, representing 49.4% of the outstanding class B shares and warrants to purchase 17,886 class D shares. The address of this stockholder is 99 River Road, Cos Cob, Connecticut 06807.

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

(6) 48.0% beneficial interest in the class A shares. Includes vested options to purchase 2,500 class A shares. The address of this stockholder is c/o G+G Retail, Inc., 520 Eighth Avenue, New York, New York 10018.

(7) Includes 1,668 class B shares, representing 9.3% of the outstanding class B shares, and warrants to purchase 3,309 shares of class D common stock. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

(8)  Class A common stock.

(9) Mr. Cogut may be deemed to own beneficially 17,900 (100%) of the class B shares, warrants to purchase 36,000 (62.0%) class D shares and 59,101 (100%) shares of series B preferred stock through his indirect ownership interest in Pegasus Partners, L.P., Pegasus Related Partners, L.P., Pegasus G&G Retail, L.P. and Pegasus G&G Retail II, L.P. Mr. Cogut beneficially owns 100% of the issued and outstanding capital stock of Pegasus Investors GP, Inc., a Delaware corporation that is the general partner of Pegasus Investors. Pegasus Investors is the general partner of each of Pegasus Partners and Pegasus Related Partners. Pegasus Partners and

     Pegasus Related Partners collectively own 100% of the issued and outstanding capital stock of Pegasus G&G Retail GP, Inc., a Delaware corporation that is the general partner of each of Pegasus G&G Retail and Pegasus G&G Retail II. The address of this stockholder is c/o Pegasus Investors, L.P., 99 River Road, Cos Cob, Connecticut 06807.

(10) Represents 5.1% of the outstanding class A shares.

(11) Represents 9.2% of the outstanding class A shares.

(12) Represents 1.8% of the outstanding class A shares.

(13) Includes the shares beneficially owned by Mr. Cogut, as described in note
     (9) above, an aggregate of 36,000 warrants to purchase class D shares and 5,500 vested options to purchase class A shares.

     Information about equity compensation plans is discussed under the heading "Item 11. Executive Compensation - Stock Option Plan of Holdings."

Item 13. Certain Relationships and Related Transactions

     Donald D. Shack, a member of our Board of Directors, is a shareholder and a director of the law firm of Shack Siegel Katz & Flaherty P.C., general counsel to our company and Holdings.

     From February 3, 2002 to April 30, 2003, Pegasus Related Partners, L.P., Pegasus G+G Retail, L.P., Pegasus Partners L.P., and Pegasus G+G Retail, II, L.P., each affiliates of Pegasus Investors LP, have received in the aggregate an additional 11,077 shares of series B preferred stock of Holdings as dividends on series B preferred stock that they hold. The class B common stock of Holdings owned by the affiliates of Pegasus Investors represents approximately 51.4% of the voting common equity of Holdings outstanding on April 30, 2003, or 42.8%, assuming the exercise of stock options that were exercisable as of April 30, 2003. As a result of their ownership of Holdings, the affiliates of Pegasus Investors have the ability to determine the outcome of most corporate actions that are required to be submitted to Holdings stockholders, other than, currently, the election of a majority of the Board of Directors of Holdings. In addition, as holders of class B common stock of Holdings, the affiliates of Pegasus Investors have special veto rights, which allow them to control the timing and occurrence of a number of major corporate transactions by us and Holdings. Craig Cogut, a director of our company and of Holdings, has a 100% indirect ownership interest in each of the affiliates of Pegasus Investors.

     In August 2002, the Company entered into a consulting agreement with Pegasus Investors, LP. The agreement was effective as of January 1, 2002, and provides for an annual consulting fee of $500,000. For the fiscal year ended February 1, 2003 the Company has recorded $542,000 in connection with this agreement, of which $500,000 has been paid.

     Lenard Tessler, a director of G+G Retail and Holdings, is a principal of TGV Partners. TGV Partners and its affiliates hold limited partnership interests in Pegasus G&G Retail and Pegasus G&G Retail II. Pegasus G&G Retail and Pegasus G&G Retail II own 31.6% and 31.2% respectively, of the shares and warrants to purchase shares of Holdings held by the affiliates of Pegasus Investors described above. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Under the limited partnership agreement of Pegasus G&G Retail, in the event that Holdings has not consummated an initial public offering of its common stock on or prior to August 28, 2003, TGV Partners may require Pegasus G&G Retail to exercise its demand registration rights subject to the conditions described below. Mr. Tessler is a Managing Director of Cerberus Capital Management, L.P., an investment management firm which controls funds owning in excess of $49 million of our senior notes. Cerberus G&G Company, LLC, an affiliate of Cerberus Capital Management, owns 33,996 shares of our series A preferred stock and warrants to purchase 14,000 shares of our class D common stock.

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

Stockholder Agreements

     Affiliates of Pegasus Investors are parties to a stockholders agreement with a number of management stockholders of Holdings, including Jay and Scott Galin. Under the stockholders agreement, all transfers of class A common stock by management stockholders are subject to a right of first refusal in favor of Holdings and the affiliates of Pegasus Investors. In addition, if the affiliates of Pegasus Investors propose to sell at least 80% of the common equity of Holdings that they hold, the management stockholders may be required by the affiliates of Pegasus Investors to sell shares of class A common stock in the same sale to the same purchaser on the same terms. Furthermore, if one or more of the affiliates of Pegasus Investors proposes to sell at least 5% of the common equity of Holdings, the management stockholders will be entitled to sell the same percentage of their shares of class A common stock in the same sale and on the same terms.

     Holdings has granted to the affiliates of Pegasus Investors preemptive rights in connection with equity issuances by Holdings, with limited exceptions. Holdings has also granted to the affiliates of Pegasus Investors and the management stockholders demand and piggyback registration rights. Affiliates of Pegasus Investors or our management stockholders who hold at least 33% of outstanding class B common stock of Holdings are entitled to demand registration of their shares after the consummation of a qualified public offering, which means a public offering of a class of common stock of which at least 20% of the then outstanding shares are publicly held and which is listed or admitted for trading on a national securities exchange or quoted on the Nasdaq National Market. The affiliates of Pegasus Investors who hold at least 33% of the outstanding class B common stock of Holdings are also entitled to demand registration of their shares. Any demand registration must be reasonably expected to yield aggregate gross proceeds of at least $20 million to the stockholders exercising their registration rights. The affiliates of Pegasus Investors as a group are entitled to two demand registrations, and the management stockholders as a group are entitled to one demand registration. The affiliates of Pegasus Investors and the management stockholders are each entitled to piggyback registration rights in connection with any registration statement filed by Holdings, with limited exceptions.

     In addition to their rights to elect directors, under the stockholders agreement, the affiliates of Pegasus Investors may have the right to appoint an observer for meetings of the Board of Directors of Holdings. See "Item 10. Directors and Executive Officers of the Registrant-Board of Directors."

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

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that G+G Retail's disclosure controls and procedures are effective to ensure that material information relating to G+G Retail and its consolidated subsidiaries including the material information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and is made known to them, as appropriate to allow timely discussion about required disclosures. Subsequent to the date of management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

4.02          Form of 11% Senior Notes due 2006 of G+G Retail.(1)

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

10.21         Form of Exchange Agent Agreement between U.S. Bank Trust National
              Association, as exchange agent, and G+G Retail.(1)

10.22         Letter agreement, dated January 18, 2000, amending Employment
              Agreement between G+G Retail and Scott Galin.(2)

10.23         Amendment No. 2 to Employment Agreement, dated as of August 8,
              2000, by and between Jay Galin and G+G Retail, Inc.(3)

10.24         Amendment No. 3 to Employment Agreement, dated as of January 22,
              2001, by and between G+G Retail, Inc. and Jay Galin.(4)

10.25         Amendment No. 3 to Employment Agreement, dated as of January 22,
              2001, by and between G+G Retail, Inc. and Scott Galin.(4)

10.26         Loan and Security Agreement between the CIT Group/Business Credit,
              Inc. and G+G Retail, Inc., dated as of May 2, 2001.(5)

10.27         Amendment No. 4 to Employment Agreement, dated as of September 11,
              2002, by and between Jay Galin and G+G Retail, Inc.(6)

10.28         Amendment No. 4 to Employment Agreement, dated as of September 11,
              2002, by and between G+G Retail, Inc. and Jay Galin.(6)

10.29         Agreement, dated September 11, 2002 between G+G Retail and Pegasus
              Investors, L.P.(6)

21.01         Subsidiaries of G+G Retail, Inc.(1)

99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

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

(6) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on December 16, 2002.

          (b) Reports on Form 8-K.

          We did not file any Reports on Form 8-K during the quarter ended February 1, 2003.

             CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

     I, Jay Galin, Chief Executive Officer of G + G Retail, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of G + G Retail, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 30, 2003


                                                    /s/ Jay Galin
                                                    ----------------------------
                                                    Jay Galin
                                                    Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE
               ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

     I, Michael Kaplan, Chief Financial Officer of G + G Retail, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of G + G Retail, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 30, 2003


                                                    /s/ Michael Kaplan
                                                    ----------------------------
                                                    Michael Kaplan
                                                    Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
G+G RETAIL, INC.

Report of Independent Auditors ..............................................F-2

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002 .....F-3

Consolidated Statements of Operations for the Years ended February 1,
2003, February 2, 2002 and February 3, 2001 .................................F-4

Consolidated Statements of Stockholder's Equity for the Years ended
February , 003, February 2, 2002 and February 3, 2001 .......................F-5

Consolidated Statements of Cash Flows for the Years ended February 1,
2003, February 2, 2002 and February 3, 2001 .................................F-6

Notes to Consolidated Financial Statements ..................................F-7

                         Report of Independent Auditors

The Board of Directors
G+G Retail, Inc.

We have audited the accompanying consolidated balance sheets of G+G Retail, Inc. and its subsidiary (collectively, the "Company") as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 1, 2003 and February 2, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142 relating to goodwill and indefinite lived intangibles.


                                                       /s/ Ernst & Young LLP

March 11, 2003

                                G+G Retail, Inc.

                           Consolidated Balance Sheets

                                                           February   February
                                                            1, 2003    2, 2002
                                                           --------   --------
                                                              (In Thousands)
Assets
Current assets:
   Cash and short-term investments                         $ 21,526   $ 15,328
   Accounts receivable                                        1,782        888
   Merchandise inventories                                   15,575     15,401
   Prepaid taxes and other expenses                           1,791      1,730
   Deferred tax assets                                        2,436      1,729
                                                           --------   --------
Total current assets                                         43,110     35,076

Property and equipment, net                                  52,983     52,075
Deferred financing costs, net                                 2,971      3,991
Goodwill, net                                                57,720     57,720
Trademarks, net                                              45,900     45,900
Other assets                                                    184        198
                                                           --------   --------
Total assets                                               $202,868   $194,960
                                                           ========   ========

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                        $ 16,756   $ 14,886
   Accrued expenses                                          20,609     16,363
   Accrued interest                                           2,517      2,517
   Current portion of capital lease                           1,719      1,549
                                                           --------   --------
Total current liabilities                                    41,601     35,315

Deferred tax liability                                        3,220      2,105
Capital lease                                                   944      2,656
Long-term debt                                              102,563    101,510
                                                           --------   --------
Total liabilities                                           148,328    141,586

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000
      shares authorized, 10 shares issued and outstanding        --         --
   Additional paid-in capital                                50,298     50,298
   Retained earnings                                          4,242      3,076
                                                           --------   --------
Total stockholder's equity                                   54,540     53,374
                                                           --------   --------
Total liabilities and stockholder's equity                 $202,868   $194,960
                                                           ========   ========

See accompanying notes.

                                G+G Retail, Inc.

                      Consolidated Statements of Operations

                                                         Year ended
                                               ------------------------------
                                               February   February   February
                                                1, 2003    2, 2002    3, 2001
                                               --------   --------   --------
                                                       (In Thousands)
Net sales                                      $411,172   $380,428   $350,040

Cost of sales (including occupancy costs)       252,650    234,525    217,032
Selling, general, administrative and buying     130,889    119,893    107,928
Depreciation and amortization                    11,394     14,824     13,178
                                               --------   --------   --------
Operating income                                 16,239     11,186     11,902

Interest expense                                 14,345     14,468     14,343
Interest income                                     133        157        331
                                               --------   --------   --------
Income (loss) before provision (benefit) for
   income taxes                                   2,027     (3,125)    (2,110)

Provision (benefit) for income taxes                861     (1,327)      (808)
                                               --------   --------   --------
Net income (loss)                              $  1,166   $ (1,798)  $ (1,302)
                                               ========   ========   ========

See accompanying notes.

                                G+G Retail, Inc.

                Consolidated Statements of Stockholder's Equity

      Years ended February 1, 2003, February 2, 2002 and February 3, 2001
                                 (In Thousands)

                                        Additional                  Total
                               Common    Paid-In     Retained   Stockholder's
                               Stock     Capital     Earnings      Equity
                               ------   ----------   --------   -------------
Balance - January 29, 2000       $--      $50,298     $ 6,176      $56,474
   Net loss                                            (1,302)      (1,302)
                                 ---      -------     -------      -------
Balance - February 3, 2001        --       50,298       4,874       55,172
   Net loss                                            (1,798)      (1,798)
                                 ---      -------     -------      -------
Balance - February 2, 2002        --       50,298       3,076       53,374
   Net income                                           1,166        1,166
                                 ---      -------     -------      -------
Balance - February 1, 2003       $--      $50,298     $ 4,242      $54,540
                                 ===      =======     =======      =======

See accompanying notes.

                                G+G Retail, Inc.

                     Consolidated Statements of Cash Flows

                                                                            Year ended
                                                                  ------------------------------
                                                                  February   February   February
                                                                   1, 2003    2, 2002    3, 2001
                                                                  --------   --------   --------
                                                                          (In Thousands)
Operating activities
Net income (loss)                                                 $  1,166   $ (1,798)  $ (1,302)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization                                 11,394     14,824     13,178
      Amortization of debt issue costs                               2,073      1,912      1,844
      Write-off of closed store fixed assets                           336        335        155
      Deferred income taxes                                            408     (1,327)     3,070
      Changes in assets and liabilities:
         Accounts receivable, prepaid expenses and other assets       (941)       112     (1,268)
         Merchandise inventories                                      (174)       (72)    (2,461)
         Accounts payable, accrued expenses and accrued
            interest                                                 6,116       (329)     8,942
         Income taxes payable                                           --         --     (3,250)
                                                                  --------   --------   --------
Net cash provided by operating activities                           20,378     13,657     18,908

Investing activities
Capital expenditures                                               (12,638)   (11,540)   (26,295)
                                                                  --------   --------   --------
Net cash used in investing activities                              (12,638)   (11,540)   (26,295)

Financing activities
Proceeds from short-term borrowings                                     --     31,166     18,400
Proceeds from capital lease                                             --        382      3,826
Payment of short-term borrowings                                        --    (31,166)   (18,400)
Payment of debt issuance costs                                          --       (399)      (169)
Payment of capital lease obligations                                (1,542)    (1,340)      (795)
                                                                  --------   --------   --------
Net cash (used in) provided by financing activities                 (1,542)    (1,357)     2,862
                                                                  --------   --------   --------

Net increase (decrease) in cash and short-term investments           6,198        760     (4,525)
Cash and short-term investments, beginning of period                15,328     14,568     19,093
                                                                  --------   --------   --------
Cash and short-term investments, end of period                    $ 21,526   $ 15,328   $ 14,568
                                                                  ========   ========   ========
Supplemental cash flow disclosures
Cash paid during the period for:
   Interest                                                       $ 12,272   $ 12,549   $ 12,436
                                                                  ========   ========   ========
   Income taxes, net of cash refunds of $31, $77 and
      $1,227 for the years ended February 1, 2003,
      February 2, 2002 and February 3, 2001, respectively         $    324   $    152   $    230
                                                                  ========   ========   ========

See accompanying notes.

                                G+G Retail, Inc.

                   Notes to Consolidated Financial Statements

                                February 1, 2003

1.   Organization and Business

G+G Retail, Inc. ("G+G" or the "Company") was incorporated on June 26, 1998. On August 28, 1998, G&G Retail Holdings, Inc. ("Holdings" or the "Parent") acquired 100% of G+G's outstanding common stock. Simultaneous with the aforementioned transaction, the Company acquired (the "Acquisition") substantially all of the assets and certain liabilities of G & G Shops, Inc. ("G & G Shops" or the "Predecessor") and certain other subsidiaries of Petrie Retail, Inc. ("Petrie") from Petrie. The Acquisition was accounted for as a purchase. Holdings has no operations other than owning all of the capital stock of the Company and is dependent on the cash flows from the Company to meet its obligations, including its mandatory redeemable preferred stock due 2008.

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

Cash and Short-Term Investments

Short-term investments of $17.1 million and $12.3 million at February 1, 2003 and February 2, 2002, respectively, consist of time deposits, U.S. treasury money market funds, and commercial paper of less than ninety days maturity. Cash in excess of the

                                G+G Retail, Inc.

2.   Summary of Significant Accounting Policies (continued)

Federal Deposit Insurance Corporation's insurance limit of $100,000 as of February 1, 2003 and February 2, 2002 was approximately $17.1 million and $12.2 million, respectively. The Company has mitigated the risk by placing its temporary cash investments with high credit quality institutions to limit its credit exposure.

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

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31 and consists of fifty-two or fifty-three weeks. The fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 consisted of fifty-two weeks, fifty-two weeks and fifty-three weeks, respectively.

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

Leasehold costs, interests and   Term of lease or 10 years, whichever is less,
improvements                     straight-line

Store fixtures and equipment     1 to 10 years, straight-line

Deferred Financing Costs

The Company capitalizes debt issuance costs, with such costs amortized over the lives of the related debt. Included in deferred financing costs are $5.8 million of fees associated with the $107.0 million Senior Notes, which is being amortized over seven years, and $568,000 of fees associated with the Facility (see Note 4), which is being amortized over three years. Amortization of deferred financing costs, which is included in interest expense in the consolidated statements of operations, totaled approximately $1,020,000, $973,000 and $940,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001. The accumulated amortization of deferred financing costs as of February 1, 2003 and February 2, 2002 was $3.4 million and $2.4 million, respectively.

Goodwill and Other Indefinite Lived Intangible Assets

The Company adopted Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002 (the first day of fiscal
2003). Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the Statement. The Company completed the required initial impairment test on its goodwill as of the first day of fiscal 2003 along with its annual impairment test on its indefinite lived intangible assets (trademarks) in the fourth quarter of fiscal 2003. In both instances, it was determined that there was no impairment to its recorded goodwill or indefinite lived intangible assets.

Had the Company been accounting for its goodwill and indefinite lived intangible assets under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:

                                G+G Retail, Inc.

2.   Summary of Significant Accounting Policies (continued)

                                                             Year ended
                                                    ------------------------------
                                                    February   February   February
                                                     1, 2003    2, 2002    3, 2001
                                                    --------   --------   --------
                                                            (In Thousands)
Reported net income (loss)                           $1,166     $(1,798)   $(1,302)
Add back amortization of goodwill and
   indefinite lived intangible assets, net of tax        --       2,243      2,408
                                                     ------     -------    -------
Pro forma net income                                 $1,166     $   445    $ 1,106
                                                     ======     =======    =======

The accumulated amortization of goodwill and trademarks as of February 1, 2003 and February 2, 2002 was $13.3 million.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred in the three years ended February 1, 2003.

Asset Retirement Obligations

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") effective February 3, 2002 (the first day of fiscal 2003). SFAS 143 requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial statements.

                                G+G Retail, Inc.

2.   Summary of Significant Accounting Policies (continued)

Rental Expense

Rental escalations are recognized on a straight-line basis over the term of the related lease in order to provide level recognition of rental expense. Rent concessions received from landlords are recognized on a straight-line basis over the remaining term of the respective lease agreements.

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

Advertising and Marketing

All costs associated with advertising and marketing are expensed as incurred. Advertising and marketing expense was $3.2 million, $3.1 million and $2.5 million for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Vendor Allowances

Vendor allowances are recognized when the Company receives an executed allowance agreement from its vendors. These allowances are recorded as a reduction of cost of sales.

                                G+G Retail, Inc.

2.   Summary of Significant Accounting Policies (continued)

Segments Reporting

The Company operates a chain of 570 young women's and pre-teen's specialty apparel stores in the United States, Puerto Rico and the U.S. Virgin Islands. Primarily all of the 570 stores are mall based and the customers served are young women principally between the ages of thirteen and nineteen years old and pre-teens between the ages of six and twelve years old. All of the Company's merchandise is distributed to its stores from the same distribution center.

The Company conducts business in one operating segment, consisting of the Company's 570 individual store operations. These individual operations have been aggregated into one segment because the Company believes it helps the users to understand the Company's performance. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution network.

Effects of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a

                                G+G Retail, Inc.

2.   Summary of Significant Accounting Policies (continued)

liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

3.   Property and Equipment

Property and equipment consist of the following:

                                                     February   February
                                                      1, 2003    2, 2002
                                                     --------   --------
                                                        (In Thousands)
Leasehold costs, improvements, interests and store
   fixtures and equipment                            $ 92,592   $ 83,400
Less accumulated depreciation and amortization        (39,609)   (31,325)
                                                     --------   --------
                                                     $ 52,983   $ 52,075
                                                     ========   ========

Depreciation and amortization on property and equipment totaled approximately $11,394, $10,926 and $9,276 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

4.   Debt

Long-Term Borrowings

On May 17, 1999, the Company and Holdings completed a private placement of 107,000 units consisting in the aggregate of $107.0 million face amount of 11% Senior Notes due May 15, 2006 of the Company with interest payable semi-annually and warrants to purchase 8,209 shares of non-voting Class D Common Stock of Holdings at an exercise price of $.01 per share. The warrants were valued at $470,000, using the Black-Scholes Option Valuation Model, which assumed a risk-free interest rate of 4.6% and a volatility factor of 15%. The net proceeds from the placement were $93.9 million after deducting the original issue discount of $7.3 million and $5.8 million of fees. The net proceeds were used to repay the $90 million Loan Agreement entered into in connection with the

                                G+G Retail, Inc.

4.   Debt (continued)

Acquisition (see Note 1) and the balance of the net proceeds were used for general corporate purposes. The amortization of the original issue discount and the warrants totaled approximately $1,053,000, $939,000 and $840,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The carrying amount of the Senior Notes approximated fair value at February 1, 2003 and February 2, 2002.

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

                                G+G Retail, Inc.

4.   Debt (continued)

Short-Term Borrowings

On May 2, 2001, the Company entered into a Loan and Security Agreement (the "Facility"). The Facility expires in May 2004, and provides for a revolving credit facility subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at February 1, 2003 and February 2, 2002. Outstanding letters of credit under the Facility totaled approximately $432,500 and $449,000 at February 1, 2003 and February 2, 2002, respectively. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. A commitment fee of 0.25% per annum is payable monthly on any unused amount under the Facility. An administrative fee of $30,000 is payable annually.

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

5.   Stock Option Plan

Effective March 15, 1999, Holdings adopted its 1999 Stock Option Plan (the "Option Plan") which provides for the granting of options to purchase shares of its Class A Common Stock to its employees and employees of its subsidiaries including the Company. The Option Plan is administered by the Board of Directors of Holdings which is authorized to grant incentive stock options and/or non-qualified stock options to purchase up to 7,000 shares of Class A Common Stock. On March 15, 1999, Holdings granted under the Option Plan, ten year options to purchase 5,000 shares of its Class A Common Stock at an exercise price of $300 per share of which 1,250 shares became immediately exercisable and the remaining 3,750 shares vested equally over the three years following the date of grant.

                                G+G Retail, Inc.

5.   Stock Option Plan (continued)

On October 19, 1999, Holdings granted under the Option Plan, ten year options to purchase 2,000 shares of its Class A Common Stock at an exercise price of $300 per share, which vested equally over the three years following the date of grant. The option prices exceeded the fair market value of Holdings common stock on the date of grant.

6.   Related Party Transactions

A director ("Director") of the Company and shareholder of Holdings is also a member of the law firm which is principal legal counsel to the Company. Professional fees paid and expenses reimbursed to the Director's firm totaled approximately $518,000, $499,000 and $802,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

In August 2002, the Company entered into a consulting agreement with an indirect investor in G&G Retail Holdings, Inc., the parent company. The agreement was retroactive to January 1, 2002, and provides for an annual consulting fee of $500,000. For the fiscal year ended February 1, 2003, the Company has recorded $542,000 of expense in connection with this agreement, of which $500,000 has been paid through February 1, 2003.

7.   Obligations Under Capital Leases

Maturities of obligations under capital leases for equipment are as follows:

                                              (In Thousands)
                                              --------------
Fiscal year ending in:
   2004                                           $1,941
   2005                                              961
   Thereafter                                         --
                                                  ------
Total minimum lease payments                       2,902
Less amount representing interest                   (239)
                                                  ------
Present value of net minimum lease payments       $2,663
                                                  ======

                                G+G Retail, Inc.

7.   Obligations Under Capital Leases (continued)

At both February 1, 2003 and February 2, 2002, the gross amount of assets under capital leases is $6.4 million, and the related accumulated amortization is $3.0 million and $1.9 million, respectively. The amortization of assets under capital leases are included in depreciation and amortization expense in the accompanying consolidated statements of operations.

8.   Income Taxes

The following is a summary of the provision (benefit) for income taxes:

                                                        Year ended
                                             ------------------------------
                                             February   February   February
                                             1, 2003    2, 2002    3, 2001
                                             --------   --------   --------
                                                     (In Thousands)
Current income taxes:
   Federal                                     $ --      $    --    $  --
   State and Puerto Rico                        150           --       --
Deferred income taxes:
   Federal                                      561         (983)    (814)
   State and Puerto Rico                        150         (344)       6
                                               ----      -------    -----
Total provision (benefit) for income taxes     $861      $(1,327)   $(808)
                                               ====      =======    =====

A reconciliation of the income tax provision (benefit) to the amount of the (benefit) provision that would result from applying the federal statutory rate (34%) to income before taxes is as follows:

                                                                 Year ended
                                                       ------------------------------
                                                       February   February   February
                                                        1, 2003    2, 2002   3, 2001
                                                       --------   --------   --------
Provision for income taxes at federal statutory rate     34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit            9.8        5.5        5.7
Tax credits                                                --        3.5         --
Other                                                    (1.3)      (0.5)      (1.4)
                                                         ----       ----       ----
Effective tax rate                                       42.5%      42.5%      38.3%
                                                         ====       ====       ====

                                G+G Retail, Inc.

8.   Income Taxes (continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              February   February
                                              1, 2003    2, 2002
                                              --------   --------
                                                 (In Thousands)
Current deferred tax asset:
   Accrued expenses                            $ 1,901    $ 1,194
   Inventory cost capitalization                   535        535
                                               -------    -------
                                               $ 2,436    $ 1,729
                                               =======    =======

Long-term deferred tax (liability) asset:
   Difference between book and tax basis of
      fixed assets                             $ 1,144    $ 1,305
   Intangible asset                             (9,072)    (5,961)
   Net operating loss carryforward               4,616      2,711
   Other                                            92       (160)
                                               -------    -------
                                               $(3,220)   $(2,105)
                                               =======    =======

The Company has net operating loss carryforwards at February 1, 2003 of approximately $11.5 million for federal income tax purposes, which begin to expire in 2020.

9.   Employee Benefit Plans

G+G maintains a defined contribution plan for all eligible employees that is funded on a current basis through discretionary contributions. Contribution expense was $700,000, $700,000 and $686,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

G+G also maintains 401(k) plans covering certain of its employees. The Company at its discretion can make contributions to the plans; however, no contributions were made for the years ended February 1, 2003, February 2, 2002 or February 3, 2001.

                                G+G Retail, Inc.

9.   Employee Benefit Plans (continued)

G+G also maintains a defined contribution plan covering certain of its union employees at its distribution center. Contribution expense was approximately $87,000, $74,000 and $53,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

10.  Commitments and Contingencies

The Company has employment agreements with two key employees, providing for minimum aggregate annual compensation of approximately $2.0 million per annum, which expire in August 2007. The employment agreements also provide for various incentive compensation payments as determined by the Company's Board of Directors. If these employees terminate their employment with the Company for good reason or the Company terminates their employment without cause, these employees can elect an aggregate lump sum payment of $5.0 million or an aggregate payment of $7.0 million paid in thirty equal monthly installments. In addition, if these employees are terminated due to a change of control, the employees can elect an aggregate lump sum payment of $5.5 million or an aggregate lump sum payment of $6.5 million in thirty equal monthly installments.

The Company is committed under operating leases for its stores and warehouse facility, and equipment leases having initial terms of one year or more expiring on various dates to 2012. Certain leases provide for additional rentals based on a percentage of sales and for additional payments covering real estate taxes, common area charges and other occupancy costs. Rent concessions recognized in the years ended February 1, 2003, February 2, 2002 and February 3, 2001 approximated $24,000, $68,000 and $157,000, respectively.

A summary of rental expense under all leases is as follows:

                                Year ended
                     --------------------------------
                     February    February    February
                     1, 2003     2, 2002     3, 2001
                     --------   ----------   --------
                             (In Thousands)
Fixed minimum         $32,362     $30,810     $26,992
Percentage rentals      2,212       1,630       1,592
Equipment rentals         711         705         660
                      -------     -------     -------
                      $35,285     $33,145     $29,244
                      =======     =======     =======

                                G+G Retail, Inc.

10.  Commitments and Contingencies (continued)

Minimum annual lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases for subsequent periods are as follows:

                         (In Thousands)
                         --------------
Fiscal year ending in:
   2004                     $ 31,356
   2005                       28,035
   2006                       24,862
   2007                       19,367
   2008                       15,327
   Thereafter                 41,235
                            --------
                            $160,182
                            ========

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that the resolution of the lawsuits will not likely have a material adverse effect on the Company's consolidated financial statements.

11.  Accrued Expenses

Accrued expenses consist of the following:

                                      February   February
                                       1, 2003    2, 2002
                                      --------   --------
                                         (In Thousands)
Salaries and employee benefit costs    $ 5,827    $ 4,640
Rent/occupancy costs                     6,048      4,981
Corporate and store operating costs      8,734      6,742
                                       -------   --------
                                       $20,609    $16,363
                                       =======   ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2003.

                                             G+G RETAIL, INC.


                                             By: /s/ Jay Galin
                                                 -------------------------------
                                                 Jay Galin
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                             Title                           Date
       ---------                             -----                           ----


/s/ Jay Galin             Chairman of the Board,                        April 30, 2003
-----------------------   Chief Executive Officer and Director
Jay Galin                 (Principal Executive Officer)


/s/ Scott Galin           President, Chief Operating Officer            April 30, 2003
-----------------------   and Director
Scott Galin


/s/ Michael Kaplan        Senior Vice President, Chief Financial        April 30, 2003
-----------------------   Officer, Treasurer and Secretary (Principal
Michael Kaplan            Financial and Principal Accounting Officer)


/s/ Donald D. Shack       Director                                      April 30, 2003
-----------------------
Donald D. Shack


/s/ Craig Cogut           Director                                      April 30, 2003
-----------------------
Craig Cogut


/s/ Lenard Tessler        Director                                      April 30, 2003
-----------------------
Lenard Tessler

                                  Exhibit Index

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

 4.02         Form of 11% Senior Notes due 2006 of G+G Retail.(1)

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

10.21         Form of Exchange Agent Agreement between U.S. Bank Trust National
              Association, as exchange agent, and G+G Retail.(1)

10.22         Letter agreement, dated January 18, 2000, amending Employment
              Agreement between G+G Retail and Scott Galin.(2)

10.23         Amendment No. 2 to Employment Agreement, dated as of August 8,
              2000, by and between Jay Galin and G+G Retail, Inc.(3)

10.24         Amendment No. 3 to Employment Agreement, dated as of January 22,
              2001, by and between G+G Retail, Inc. and Jay Galin.(4)

10.25         Amendment No. 3 to Employment Agreement, dated as of January 22,
              2001, by and between G+G Retail, Inc. and Scott Galin.(4)

10.26         Loan and Security Agreement between the CIT Group/Business Credit,
              Inc. and G+G Retail, Inc., dated as of May 2, 2001.(5)

10.27         Amendment No. 4 to Employment Agreement, dated as of September 11,
              2002, by and between Jay Galin and G+G Retail, Inc.(6)

10.28         Amendment No. 4 to Employment Agreement, dated as of September 11,
              2002, by and between G+G Retail, Inc. and Jay Galin.(6)

10.29         Agreement, dated September 11, 2002 between G+G Retail and Pegasus
              Investors, L.P.(6)

21.01         Subsidiaries of G+G Retail, Inc.(1)

 99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the registration statement on Form S-4 (File no. 333-81307) filed by G+G Retail, Inc. on October 4, 1999.

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

(6) Incorporated by reference to the quarterly report on Form 10-Q filed by G+G Retail, Inc. on December 16, 2002.




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'