Form 10-Q
period 2003-05-03
G&G RETAIL INC
filed 2003-06-16
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 3, 2003
                                    -----------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to ________________

                        Commission file number 333-81307

                                G+G Retail, Inc.
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             22-3596083
            --------                                             ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

 520 Eighth Avenue, New York, New York                             10018
--------------------------------------                             -----
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code (212) 279-4961
                                                          --------------

     ______________________________________________________________________
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report.

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class B                                       Outstanding at June 16, 2003
      -------                                       ----------------------------
Common $.01 par value                                         10 shares

                                    CONTENTS

                                                                                            Page No.
                                                                                            --------
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - May 3, 2003 and
              February 1, 2003                                                                     3

           Condensed Consolidated Statements of Operations - Three Months
              Ended May 3, 2003 and May 4, 2002.                                                   4

           Condensed Consolidated Statements of Cash Flows - Three Months
              Ended May 3, 2003 and May 4, 2002.                                                   5

           Notes to Unaudited Condensed Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                        7-11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             11

Item 4.    Controls and Procedures                                                                11

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                       12

Signature Page                                                                                    13

Certifications                                                                                 14-15

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except par value and share data)

                                                                May      February
                                                              3, 2003     1, 2003
                                                             ---------   --------
Assets
Current assets:
   Cash and short-term investments                           $   6,751   $ 21,526
   Accounts receivable                                           1,691      1,782
   Merchandise inventories                                      22,640     15,575
   Prepaid taxes and other expenses                              5,923      1,791
   Deferred tax assets                                           2,436      2,436
                                                             ---------   --------
Total current assets                                            39,441     43,110

Property and equipment                                          54,057     52,983
Deferred financing cost                                          2,716      2,971
Goodwill, net                                                   57,720     57,720
Trademarks, net                                                 45,900     45,900
Other assets                                                       182        184
                                                             ---------   --------
Total assets                                                 $ 200,016   $202,868
                                                             =========   ========

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                          $  20,081   $ 16,756
   Accrued expenses                                             19,567     20,609
   Accrued interest                                              5,460      2,517
   Current portion of capital lease                              1,770      1,719
                                                             ---------   --------
Total current liabilities                                       46,878     41,601

Deferred tax liability                                           2,032      3,220
Capital lease                                                      473        944
Long-term debt                                                 102,842    102,563
                                                             ---------   --------
Total liabilities                                              152,225    148,328

Commitments and contingencies

Stockholder's equity:
   Class B common stock, par value $.01 per share, 1,000
       shares authorized, 10 shares issued and outstanding          --         --
   Additional paid-in capital                                   50,298     50,298
   (Accumulated deficit) retained earnings                      (2,507)     4,242
                                                             ---------   --------
Total stockholder's equity                                      47,791     54,540
                                                             ---------   --------
Total liabilities and stockholder's equity                   $ 200,016   $202,868
                                                             =========   ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months   Three months
                                                          ended          ended
                                                       May 3, 2003    May 4, 2002
                                                       ------------   ------------
                                                            (In Thousands)
Net sales                                                $ 87,793      $ 95,494
Cost of sales (including occupancy costs)                  57,227        59,455
Selling, general, administrative and buying expenses       32,046        30,764
Depreciation and amortization                               2,928         2,773
                                                         --------      --------
Operating (loss) income                                    (4,408)        2,502

Interest expense                                            3,569         3,584
Interest income                                                43            47
                                                         --------      --------
Loss before benefit for income taxes                       (7,934)       (1,035)

Benefit for income taxes                                   (1,185)         (440)
                                                         --------      --------
Net loss                                                 $ (6,749)     $   (595)
                                                         ========      ========

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Three months   Three months
                                                                   ended         ended
                                                                May 3, 2003    May 4, 2002
                                                               ------------   ------------
Operating activities
Net loss                                                         $ (6,749)      $  (595)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                                  2,928         2,773
     Amortization of debt issue costs                                 534           504
     Write-off of closed store fixed assets                            33            37
     Deferred taxes                                                (1,185)         (440)
     Changes in assets and liabilities:
     Accounts receivable, prepaid expenses and other assets        (4,042)       (3,606)
     Merchandise inventories                                       (7,065)       (7,131)
     Accounts payable, accrued expenses and accrued interest        5,226         5,200
                                                                 --------       -------
Net cash used in operating activities                             (10,320)       (3,258)

Investing activities
Capital expenditures                                               (4,035)       (2,906)
                                                                 --------       -------
Net cash used in investing activities                              (4,035)       (2,906)

Financing activities
Payment of capital lease obligations                                 (420)         (370)
                                                                 --------       -------
Net cash used in financing activities                                (420)         (370)
                                                                 --------       -------

Net decrease in cash and short-term investments                   (14,775)       (6,534)
Cash and short-term investments, beginning of period               21,526        15,328
                                                                 --------       -------
Cash and short-term investments, end of period                   $  6,751       $ 8,794
                                                                 ========       =======

Supplemental cash flow disclosures
Cash paid for:
Interest                                                         $     94       $   139
                                                                 ========       =======
Income taxes, net of cash refunds of $0 and $3,
  respectively                                                   $     58       $    51
                                                                 ========       =======

See accompanying notes.
                                           5

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

1.   Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly: (1) its financial position as of May 3, 2003, (2) the results of its operations for the three-month period ended May 3, 2003 and May 4, 2002 and
(3) its cash flows for the three-month period ended May 3, 2003 and May 4, 2002. The balance sheet at February 1, 2003 has been derived from financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 1, 2003 filed on April 30, 2003. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

2.   Short-Term Borrowings

The Company is party to a Loan and Security Agreement that expires on May 1, 2006 or alternatively, on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Company's senior notes due May 15, 2006 (the "Senior Notes") have been extended until after May 1, 2007; or (b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by the Company or with the proceeds of indebtedness incurred by the Company with a maturity date after May 1, 2007. The Loan and Security Agreement provides for a revolving credit facility (the "Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at May 3, 2003. Outstanding letters of credit under the Facility totaled $432,500 at May 3, 2003. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

3.   Goodwill and Other Indefinite Lived Intangible Assets

The Company adheres to Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the Statement. The Company performed an impairment test in the first quarter of fiscal 2004 on its goodwill and its indefinite lived intangible assets (trademarks). It was determined that there was no impairment to its recorded goodwill or indefinite lived intangible assets. The accumulated amortization of goodwill and trademarks as of May 3, 2003 and February 1, 2003 was $13.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of May 2003, we had 582 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands primarily under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. As of May 2003, there were 110 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The First Quarter of Fiscal 2004 and The First Quarter of Fiscal 2003

Net sales decreased to $87.8 million in the first quarter of fiscal 2004 from $95.5 million in the first quarter of fiscal 2003. The $7.7 million or 8.0% decrease in net sales was due to a $12.7 million or 13.8% decrease in same store sales compared to the first quarter of fiscal 2003. This decrease was offset by the opening of new stores, which contributed $5.0 million to net sales in the first quarter of fiscal 2004. Average sales per gross square foot decreased 12.3% to $64 in the first quarter of fiscal 2004 from $73 in the first quarter of fiscal 2003. We operated 582 stores at the end of the first quarter of fiscal 2004 as compared to 547 stores at the end of fiscal 2003, as a result of opening 53 stores and closing 18 stores.

Cost of sales, including occupancy costs, decreased 3.9% to $57.2 million in the first quarter of fiscal 2004 from $59.5 million in the first quarter of fiscal 2003. As a percentage of net sales, cost of sales including occupancy costs, increased 2.8% from 62.3% in the first quarter of fiscal 2003 to 65.1% in the first quarter of fiscal 2004. This 2.8% increase resulted from a 0.5% increase in the cost of sales and a 2.3% increase in occupancy costs as a percent of sales compared to the first quarter of fiscal 2003. The increase in the cost of sales as a percentage of net sales was due to an increase in markdowns in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted from an increase in occupancy costs and the associated decrease in same store sales.

In the first quarter of fiscal 2004, selling, general, administrative and buying expenses totaled $32.0 million compared to $30.8 million in the first quarter of fiscal 2003. As a percent of sales, these expenses increased from 32.3% in the first quarter of fiscal 2003 to 36.4% in the first quarter of fiscal 2004. Fiscal 2004 expenses reflect additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. The increase as a percent of sales resulted from the additional selling costs coupled with the decrease in same store sales.

Depreciation and amortization expense for the first quarter of fiscal 2004 was $2.9 million as compared to $2.8 million for the first quarter of fiscal 2003.

Interest expense in the first quarter of fiscal 2004 was $3.6 million or 4.1% of net sales as compared to $3.6 million or 3.8% of net sales for the first quarter of fiscal 2003. Net interest expense in both the first quarter of fiscal 2004 and 2003 reflect interest on our senior notes, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, the deferred financing costs associated with the senior notes and interest on our capital leases.

The income tax benefit for the first quarter of fiscal 2004 was $1.2 million or a 15.0% income tax benefit rate as compared to $440,000, or an income tax benefit rate of 42.5% in the first quarter of fiscal 2003. The income tax benefit rate of 15.0 % for fiscal 2004 is based on the estimated realization of the deferred tax asset.

The net loss increased from $595,000 in the first quarter of fiscal 2003 to a loss of $6.7 million in the first quarter of fiscal 2004 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under our revolving credit facility. Our primary cash requirements are for: (i) seasonal working capital; (ii) the construction of new stores;
(iii) the remodeling or upgrading of existing stores; (iv) upgrading and maintaining our computer system; and (v) interest on our senior notes.

As of May 1, 2003, we extended the expiration date of our revolving credit facility without change to the other terms and conditions thereof. Our revolving credit facility now expires on May 1, 2006 or alternatively on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Senior Notes have been extended until after May 1, 2007 or (b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by us or with the proceeds of indebtedness incurred by us with a maturity date after May 1, 2007. Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus 0.25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. If the excess availability under the facility is $7.5 million or less during any month, the revolving credit facility subjects us to a minimum net worth, as defined, covenant of $40.0 million. The facility also contains other customary restrictive covenants including limitations on changes of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of May 3, 2003, we had no borrowings outstanding under the revolving credit facility, but had approximately $432,500 of letters of credit outstanding.

Net cash used in operating activities in the first quarter of fiscal 2004 was $10.3 million as compared to $3.3 million in the first quarter of fiscal 2003. The increase in net cash used in operating activities in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003, was principally due to an increase of $6.9 million in our loss before benefit for income taxes.

Capital expenditures for the first quarter of fiscal 2004 and the first quarter of fiscal 2003 were $4.0 million and $2.9 million, respectively. The increase in capital expenditures was due to our opening more stores in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. Management has reduced planned capital expenditures for fiscal 2004 from $14.0 million to approximately $10.0 million.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed 17 stores in fiscal 2003, two stores in the first quarter of fiscal 2004 and anticipate closing an additional 13 stores during the remaining nine months of fiscal 2004. One store was closed in the first quarter of fiscal 2003.

As of May 3, 2003, our capital lease obligation for the purchase of the point of sale equipment and software was $2.2 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $1.9 million and $961,000 for the fiscal years ending 2004 and 2005, respectively.

As of May 3, 2003, we had $6.7 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards which are promptly converted to cash.

As of May 3, 2003, our indebtedness under our senior notes totaled $102.8 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $4.0 million of unamortized original issue discount, and approximately $204,000 of unamortized value assigned to the warrants issued by G&G Retail, Inc., our parent company, in connection with our senior note issuance. The senior notes are due May 15, 2006 and bear interest at 11% per annum, which is payable semi-annually on May 15 and November 15.

We have minimum lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases as follows:

Fiscal year ending in:   (In Thousands)
----------------------   --------------
2004                        $ 31,356
2005                          28,035
2006                          24,862
2007                          19,367
2008                          15,327
Thereafter                    41,235
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

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change of control, we could be in default under the indenture. In addition, upon a change of control our parent company may not have sufficient funds to redeem its preferred stock unless we pay a dividend of such amount to it.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 for a description of our critical accounting policies involving significant judgment by our management.

Seasonality and Quarterly Operating Results

Our fourth fiscal quarter historically accounts for the largest percentage of our annual net sales. Our first fiscal quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2003, our first quarter and fourth quarter accounted for approximately 23.2% and 29.2% of annual net sales, respectively.

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

Statement Regarding Forward Looking Disclosures

Certain sections of this Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, our ability to expand and to increase comparable store sales, the sufficiency of our working capital and cash flows from operating activities, a decline in the demand for our merchandise, our ability to locate and obtain acceptable store sites and lease terms or renew existing leases, our ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand, our management's ability to manage expansion, the effect of economic conditions, changes in customer shopping habits, including the effect that the September 11, 2001 terrorist attacks had on the United States and events following the attacks may have on mall shopping, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. For a discussion of these and other factors that could cause results to differ from the expectations and projections expressed in this report, see Item 1. Business - Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003, filed with the Securities and Exchange Commission on April 30, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made know to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     10.01 First Amendment to Loan and Security Agreement between The CIT Group/Business Credit, Inc. and G+G Retail, Inc., dated as of May 1, 2003.

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

                                     G+G RETAIL, INC.


Date: June 16, 2003                  By:/s/ Michael Kaplan
                                        ----------------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                        (signing on behalf of the registrant and
                                        as principal financial officer)

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: June 16, 2003


                                               /s/ Jay Galin
                                               ---------------------------------
                                               Jay Galin
                                               Chief Executive Officer

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: June 16, 2003


                                               /s/ Michael Kaplan
                                               ---------------------------------
                                               Michael Kaplan
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

  10.01 First Amendment to Loan and Security Agreement between The CIT Group/Business Credit, Inc. and G+G Retail, Inc., dated as of May 1, 2003.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.