Form 10-Q
period 2003-08-02
G&G RETAIL INC
filed 2003-09-15
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              August 2, 2003
                               -------------------------------------------------

                        Commission file number 333-81307

                                G+G Retail, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          Delaware                                                  22-3596083
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

520 Eighth Avenue, New York, New York                                                              10018
---------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                       (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 279-4961
                                                    -----------------------------------------------------

---------------------------------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.


         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate by check mark [X] whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                          -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class B                           Outstanding at September 15, 2003
-------------------------------------          ---------------------------------
Common Stock par value $.01 per share                      10 shares

                                    CONTENTS


                                                                                                       Page No.
                                                                                                       --------
Part I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - August 2, 2003 and                                  3
                  February 1, 2003
               Condensed Consolidated Statements of Operations - Three and Six Months
                  Ended August 2, 2003 and August 3, 2002                                                  4
               Condensed Consolidated Statements of Cash Flows - Six Months
                  Ended August 2, 2003 and August 3, 2002                                                  5
               Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of               7-12
               Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                 12

Item 4.        Controls and Procedures                                                                    12

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K                                                           13

Signature Page                                                                                            14

                          Part I. Financial Information

Item 1. Financial Statements

                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except par value and share data)

                                                                        August         February
                                                                        2, 2003         1, 2003
                                                                      ---------------------------
Assets
Current assets:
     Cash and short-term investments                                   $  3,993         $ 21,526
     Accounts receivable                                                  1,445            1,782
     Merchandise inventories                                             29,144           15,575
     Prepaid taxes and other expenses                                     2,319            1,791
     Deferred tax assets                                                  2,436            2,436
                                                                      ---------------------------
Total current assets                                                     39,337           43,110

Property and equipment, net                                              52,653           52,983
Deferred financing cost, net                                              2,530            2,971
Goodwill                                                                 57,720           57,720
Trademarks                                                               45,900           45,900
Other assets                                                                184              184
                                                                      ---------------------------
Total assets                                                           $198,324         $202,868
                                                                      ===========================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                                  $ 30,593         $ 16,756
     Accrued expenses                                                    20,145           20,609
     Accrued interest                                                     2,517            2,517
     Current portion of capital lease                                     1,814            1,719
                                                                      ---------------------------
Total current liabilities                                                55,069           41,601

Deferred tax liability                                                    2,213            3,220
Capital lease                                                                 -              944
Long-term debt                                                          103,135          102,563
                                                                      ---------------------------
Total liabilities                                                       160,417          148,328

Commitments and contingencies

Stockholder's equity:
     Class B common stock, par value $.01 per share, 1,000
         shares authorized, 10 shares issued and outstanding                  -                -
     Additional paid-in capital                                          50,298           50,298
     (Accumulated deficit) retained earnings                            (12,391)           4,242
                                                                      ---------------------------
 Total stockholder's equity                                              37,907           54,540
                                                                      ---------------------------
Total liabilities and stockholder's equity                             $198,324         $202,868
                                                                      ===========================

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)

                                                        Three months    Three months       Six months        Six months
                                                        ended August    ended August      ended August      ended August
                                                           2, 2003         3, 2002           2, 2003           3, 2002
                                                        --------------------------------------------------------------
Net sales                                                  $90,818         $98,292          $178,611          $193,787
Cost of sales (including occupancy costs)                   62,256          63,326           119,483           122,784
Selling, general, administrative and buying expenses        31,780          31,919            63,826            62,683
Depreciation and amortization                                2,897           2,845             5,825             5,618
                                                        --------------------------------------------------------------
Operating (loss) income                                     (6,115)            202           (10,523)            2,702

Interest expense                                             3,598           3,597             7,167             7,181
Interest income                                                  7              26                50                73
                                                        --------------------------------------------------------------
Loss before provision (benefit) from income taxes           (9,706)         (3,369)          (17,640)           (4,406)

Provision (benefit) from income taxes                          178          (1,430)           (1,007)           (1,871)
                                                        --------------------------------------------------------------
Net loss                                                   $(9,884)        $(1,939)         $(16,633)         $ (2,535)
                                                        ==============================================================

See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six months            Six months
                                                                        ended                 ended
                                                                    August 2, 2003        August 3, 2002
                                                                    ------------------------------------
Operating activities
Net loss                                                            $ (16,633)              $ (2,535)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
  Depreciation and amortization                                         5,825                  5,618
  Amortization of debt issue costs                                      1,088                  1,018
  Write-off of closed store fixed assets                                  164                    138
  Deferred taxes                                                       (1,007)                (1,871)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                (191)                  (623)
   Merchandise inventories                                            (13,569)               (13,708)
   Accounts payable, accrued expenses and accrued interest             13,373                 17,080
                                                                    ---------               --------
Net cash (used in) provided by operating activities                   (10,950)                 5,117

Investing activities
Capital expenditures                                                   (5,659)                (6,151)
                                                                    ---------               --------
Net cash used in investing activities                                  (5,659)                (6,151)

Financing activities
Proceeds from short-term borrowings                                       125                      -
Payment of short-term borrowings                                         (125)                     -
Payment of debt issuance costs                                            (75)                     -
Payment of capital lease obligations                                     (849)                  (750)
                                                                    ---------               --------
Net cash used in financing activities                                    (924)                  (750)
                                                                    ---------               --------
Net decrease in cash and short-term investments                       (17,533)                (1,784)
Cash and short-term investments, beginning of period                   21,526                 15,328
                                                                    ---------               --------
Cash and short-term investments, end of period                      $   3,993               $ 13,544
                                                                    =========               ========
Supplemental cash flow disclosures
Cash paid for:
Interest                                                            $   6,053               $  6,163
                                                                    =========               ========
Income taxes, net of cash refunds of $25 and $25,
   respectively                                                         $  73                  $  43
                                                                        =====                  =====

See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

1. Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly: (1) its financial position as of August 2, 2003, (2) the results of its operations for the three and six months ended August 2, 2003 and August 3, 2002 and (3) its cash flows for the three and six months ended August 2, 2003 and August 3, 2002. The balance sheet at February 1, 2003 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 1, 2003 filed on April 30, 2003. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

2. Short-Term Borrowings

The Company is party to a Loan and Security Agreement that expires on May 1, 2006 or alternatively, on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Company's senior notes due May 15, 2006 (the "Senior Notes") have been extended until after May 1, 2007; or (b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by the Company or with the proceeds of indebtedness incurred by the Company with a maturity date after May 1, 2007. The Loan and Security Agreement provides for a revolving credit facility (the "Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. There were no outstanding borrowings under the Facility at August 2, 2003. Outstanding letters of credit under the Facility totaled $1,225,800 at August 2, 2003. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company.

3. Goodwill and Other Indefinite Lived Intangible Assets

The Company adheres to Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the Statement. The Company performed an impairment test in the second quarter of fiscal 2004 on its goodwill. It was determined that there was no impairment to its recorded goodwill. The accumulated amortization of goodwill and trademarks as of August 2, 2003 and February 1, 2003 was $13.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of August 2003, we had 591 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. As of August 2003, there were 109 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The Second Quarter of Fiscal 2004 and The Second Quarter of Fiscal 2003

Net sales decreased to $90.8 million in the second quarter of fiscal 2004 from $98.3 million in the second quarter of fiscal 2003. The $7.5 million or 7.6% decrease in net sales was due to a $13.1 million or 13.8% decrease in same store sales compared to the second quarter of fiscal 2003. This decrease was offset by the opening of new stores, which contributed $5.6 million to net sales in the second quarter of fiscal 2004. Average sales per gross square foot decreased 12.2% to $65 in the second quarter of fiscal 2004 from $74 in the second quarter of fiscal 2003. We operated 591 stores at the end of the second quarter of fiscal 2004 as compared to 560 stores at the end of the second quarter fiscal 2003, as a result of opening 52 stores and closing 21 stores.

Cost of sales, including occupancy costs, decreased 1.6% to $62.3 million in the second quarter of fiscal 2004 from $63.3 million in the second quarter of fiscal 2003. As a percentage of net sales, cost of sales including occupancy costs, increased 4.2% from 64.4% in the second quarter of fiscal 2003 to 68.6% in the second quarter of fiscal 2004. This 4.2% increase resulted from a 2.2% increase in the cost of sales and a 2.0% increase in occupancy costs as a percent of sales compared to the second quarter of fiscal 2003. The increase in the cost of sales as a percentage of net sales was due to an increase in markdowns in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted from increases in occupancy costs coupled with the decrease in same store sales.

In the second quarter of fiscal 2004, selling, general, administrative and buying expenses totaled $31.8 million compared to $31.9 million in the second quarter of fiscal 2003. As a percent of sales, these expenses increased from 32.5% in the second quarter of fiscal 2003 to 35.0% in the second quarter of fiscal 2004. The marginal decrease in selling, general, administrative and buying expenses is the result of savings in administrative costs and same store selling expenses offset by additional costs related to new store openings. The increase as a percent of sales is largely the result of the decrease in same store sales.

Depreciation and amortization expense for the second quarter of fiscal 2004 was $2.9 million as compared to $2.8 million for the second quarter of fiscal 2003.

Interest expense in the second quarter of fiscal 2004 was $3.6 million or 4.0% of net sales as compared to $3.6 million or 3.7% of net sales for the second quarter of fiscal 2003. Net interest expense in both the second quarter of fiscal 2004 and 2003 reflect interest on our senior notes, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, the deferred financing costs associated with the senior notes and interest on our capital leases.

The income tax provision for the second quarter of fiscal 2004 was $178,000 as compared to a $1.4 million or a 42.5% income tax benefit in the second quarter of fiscal 2003. The $178,000 provision recorded in the second quarter of fiscal 2004 was the result of determining the estimated realization of the deferred tax asset as of August 2, 2003.

The net loss increased from $1.9 million in the second quarter of fiscal 2003 to a net loss of $9.9 million in the second quarter of fiscal 2004 due to the factors discussed above.

Comparison of The First Six Months of Fiscal 2004 and The First Six Months of Fiscal 2003

Net sales decreased $15.2 million or 7.8% to $178.6 million in the first six months of fiscal 2004 as compared to $193.8 million in the first six months of fiscal 2003. The decrease in net sales was due to a $25.8 million or 13.8% decrease in same store sales compared to the first six months of fiscal 2003. This decrease was offset by the opening of new stores, which contributed $10.6 million to net sales in the first six months of fiscal 2004. Average sales per gross square foot decreased 11.6% to $130 in the first six months of fiscal 2004 from $147 in the first six months of fiscal 2003.

Cost of sales, including occupancy costs, decreased 2.7% to $119.5 million in the first six months of fiscal 2004 from $122.8 million in the first six months of fiscal 2003. As a percentage of net sales, cost of sales including occupancy costs increased 3.5% from 63.4% in the first six months of fiscal 2003 to 66.9% in the first six months of fiscal 2004. This 3.5% increase resulted from a 1.4% increase in the cost of merchandise and a 2.1% increase in occupancy costs as a percent of sales. The increase in the cost of merchandise as a percentage of net sales was due to an increase in markdowns in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. This increase in markdowns was offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted mainly from the decrease in same store sales, coupled with increases in occupancy costs due to the increase in stores.

In the first six months of fiscal 2004, selling, general, administrative and buying expenses totaled $63.8 million compared to $62.7 million in the first six months of fiscal 2003. As a percent of sales, these expenses increased from 32.4% in the first six months of fiscal 2003 to 35.7% in the first six months of fiscal 2004. The $1.1 million increase resulted from additional selling costs related to new store openings, an increase in same store selling expenses and an increase in administrative costs. The increase as a percent of sales resulted from the decrease in same store sales.

Depreciation and amortization expense for the first six months of fiscal 2004 was $5.8 million as compared to $5.6 million for the first six months of fiscal 2003.

Interest expense in the first six months of fiscal 2004 was $7.2 million or 4.0% of net sales as compared to $7.2 million or 3.7% of net sales for the first six months of fiscal 2003. Net interest expense for the first six months of fiscal 2004 and 2003 reflects interest on our senior notes, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, the deferred financing costs associated with the senior notes and interest on our capital leases.

The income tax benefit for the first six months of fiscal 2004 was $1.0 million or a 5.7% income tax benefit rate as compared to $1.9 million, or an income tax benefit rate of 42.5% for the first six months of fiscal 2003. The income tax benefit rate of 5.7% for the six months of fiscal 2004 is predicated on the estimated realization of the deferred tax asset.

The net loss increased from $2.5 million in the first six months of fiscal 2003 to a loss of $16.6 million in the first six months of fiscal 2004 due to the factors discussed above.

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

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. If the excess availability under the facility is $7.5 million or less during any month, the revolving credit facility subjects us to a minimum net worth, as defined, covenant of $40.0 million. As of August 2, 2003, the availability under the revolving credit facility was $26.4 million. The facility also contains other customary restrictive covenants including limitations on changes of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of August 2, 2003, we had no borrowings outstanding under the revolving credit facility, but had approximately $1,225,800 of letters of credit outstanding. Our revolving credit facility expires on May 1, 2006 or alternatively on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Senior Notes have been extended until after May 1, 2007 or (b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by us or with the proceeds of indebtedness incurred by us with a maturity date after May 1, 2007.

Net cash used in operating activities in the first six months of fiscal 2004 was $11.0 million as compared to net cash provided by operating activities of $5.1 million in the first six months of fiscal 2003. The increase in net cash used in operating activities in the first six months of fiscal 2004, as compared to the first six months of fiscal 2003, was principally due to an increase of $14.1 million in our net loss.

Capital expenditures for the first six months of fiscal 2004 and the first six months of fiscal 2003 were $5.7 million and $6.2 million, respectively. Management continues to monitor its capital expenditures and estimates that capital expenditures for the remaining six months of fiscal 2004 will be approximately $2.5 million, reduced from its plan of approximately $7.0 million in the second half of fiscal 2004.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed 17 stores in fiscal 2003, eight stores in the first six months of fiscal 2004 and anticipate closing an additional 10 stores during the remaining six months of fiscal 2004. Four stores were closed in the first six months of fiscal 2003.

As of August 2, 2003, our capital lease obligation for the purchase of the point of sale equipment and software was $1.8 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $1.9 million and $961,000 for the fiscal years ending 2004 and 2005 respectively.

As of August 2, 2003, we had $4.0 million in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards, which are promptly converted to cash.

As of August 2, 2003, our indebtedness under our senior notes totaled $103.1 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $3.7 million of unamortized original issue discount, and approximately $187,000 of unamortized value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, in connection with our senior note issuance. The senior notes are due May 15, 2006 and bear interest at 11% per annum, which is payable semi-annually on May 15 and November 15.

We have minimum lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases as follows:

           Fiscal year ending in:                     (In Thousands)
           2004                                           $31,356
           2005                                            28,035
           2006                                            24,862
           2007                                            19,367
           2008                                            15,327
           Thereafter                                      41,235
                                                         --------
                                                         $160,182
                                                         ========

At August 2, 2003, we had $4 million in cash. At that date and at September 15, 2003 we had no borrowings under our credit facility. We believe that our cash flow from operating activities, cash on hand and borrowings available under our revolving credit facility will be sufficient to meet our operating and capital expenditure requirements through the end of fiscal 2004. We also believe that during such period, cash flow from operations will be sufficient to cover the interest expense arising from the revolving credit facility, our capitalized leases and our long-term debt. A decline of 13.8% in same store sales during the first six months of fiscal 2004 (compared to the same period in fiscal 2003) resulted in a net loss of $16.6 million during this period. Our ability to satisfy our cash requirements will be adversely impacted if we continue to experience significant declines in same store sales or if our trade credit terms are materially affected by our operating results. See the "Statement Regarding Forward Looking Disclosures" below.

The sufficiency of our cash flow is affected by numerous factors affecting our operations, including factors beyond our control. See the "Statement Regarding Forward Looking Disclosures" below.

If a "change of control" (as defined in the indenture agreement for our senior notes) occurs, we will be required under the indenture to offer to repurchase all the notes. However, we may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our revolving credit facility may prohibit the repurchases. We may not be able to raise enough money to finance the change of control offer required by the indenture related to the senior notes. If there is a change of control, we could be in default under the indenture. In addition, upon a change of control our parent company may not have sufficient funds to redeem its preferred stock as required in such event under our parent company's certificate of incorporation unless we pay a dividend of such amount to it.

Critical Accounting Policies

The preparation of the foregoing unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 for a description of our critical accounting policies involving significant judgment by our management.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated our disclosure controls and procedures. Our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file and submit and the Exchange Act of 1934 is recorded, processed, summarized and reported to our management, CEO and CFO to allow timely decisions regarding required disclosure within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     *31.1 Certification of Jay Galin required by Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     *31.2 Certification of Michael Kaplan required by Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     *32.1 Certification of Jay Galin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *32.2 Certification of Michael Kaplan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)      Reports on Form 8-K

None
---------------
* Filed herewith.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    G+G RETAIL, INC.


Date:  September 15, 2003           By: /s/ Michael Kaplan
                                        ----------------------------------------
                                        Michael Kaplan, Chief Financial Officer
                                        (signing on behalf of the registrant and
                                        as principal financial officer)

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

     *31.1 Certification of Jay Galin required by Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     *31.2 Certification of Michael Kaplan required by Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     *32.1 Certification of Jay Galin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *32.2    Certification of Michael Kaplan pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*  Filed herewith.