Form 10-Q
period 2003-11-01
G&G RETAIL INC
filed 2003-12-15
CIK 1088811

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              November 1, 2003
                               ------------------------------------------------

                        Commission file number 333-81307

                                G+G Retail, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    22-3596083
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

 520 Eighth Avenue, New York, New York                    10018
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 279-4961
                                                    ---------------------------

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

         Indicate by check mark [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class B                       Outstanding at December 15, 2003
-------------------------------------        --------------------------------
Common Stock par value $.01 per share                    10 shares

                               CONTENTS


                                                                                                  Page No.
                                                                                                  --------
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - November 1, 2003 and                                3
             February 1, 2003
          Condensed Consolidated Statements of Operations - Three and Nine Months
             Ended November 1, 2003 and November 2, 2002                                              4
          Condensed Consolidated Statements of Cash Flows - Nine Months
             Ended November 1, 2003 and November 2, 2002                                              5
          Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                 7-12
          Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                 12

Item 4.   Controls and Procedures                                                                    12

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                           13

Signature Page                                                                                       14


                          Part I. Financial Information

Item 1. Financial Statements
                                G+G Retail, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except par value and share data)


                                                                              November               February
                                                                               1, 2003                1, 2003
                                                                             ---------------------------------
Assets
Current assets:
     Cash and short-term investments                                          $    755                $ 21,526
     Accounts receivable                                                           964                   1,782
     Merchandise inventories                                                    25,451                  15,575
     Prepaid taxes and other expenses                                            2,120                   1,791
     Deferred tax assets                                                         2,436                   2,436
                                                                             ---------------------------------
Total current assets                                                            31,726                  43,110

Property and equipment, net                                                     51,325                  52,983
Deferred financing cost, net                                                     2,287                   2,971
Goodwill                                                                        57,720                  57,720
Trademarks                                                                      45,900                  45,900
Other assets                                                                       178                     184
                                                                             ---------------------------------
Total assets                                                                  $189,136                $202,868
                                                                             =================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                                         $ 21,592                $ 16,756
     Accrued expenses                                                           18,904                  20,609
     Accrued interest                                                            5,460                   2,517
     Short-term borrowings                                                       7,738                       -
     Current portion of capital lease                                            1,376                   1,719
                                                                             ---------------------------------
Total current liabilities                                                       55,070                  41,601

Deferred tax liability                                                           2,203                   3,220
Capital lease                                                                        -                     944
Long-term debt                                                                 103,430                 102,563
                                                                             ---------------------------------
Total liabilities                                                              160,703                 148,328

Commitments and contingencies

Stockholder's equity:
     Class B common stock, par value $.01 per share, 1,000
         shares authorized, 10 shares issued and outstanding                         -                       -
     Additional paid-in capital                                                 50,298                  50,298
     (Accumulated deficit) retained earnings                                   (21,865)                  4,242
                                                                             ---------------------------------
Total stockholder's equity                                                      28,433                  54,540
                                                                             ---------------------------------
Total liabilities and stockholder's equity                                    $189,136                $202,868
                                                                             =================================



See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                 (In thousands)


                                                          Three months    Three months      Nine months      Nine months
                                                         ended November  ended November    ended November   ended November
                                                            1, 2003         2, 2002           1, 2003          2, 2002
                                                         ------------------------------------------------------------------

Net sales                                                   $90,218          $97,364           $268,829           $291,151
Cost of sales (including occupancy costs)                    60,357           61,540            179,840            184,324
Selling, general, administrative and buying expenses         33,105           32,383             96,931             95,066
Depreciation and amortization                                 2,650            2,686              8,475              8,304
                                                         ------------------------------------------------------------------
Operating (loss) income                                      (5,894)             755            (16,417)             3,457

Interest expense                                              3,594            3,596             10,761             10,777
Interest income                                                   4               33                 54                106
                                                         ------------------------------------------------------------------
Loss before benefit from income taxes                        (9,484)          (2,808)           (27,124)            (7,214)

Benefit from income taxes                                       (10)          (1,194)            (1,017)            (3,065)
                                                         ------------------------------------------------------------------
Net loss                                                    $(9,474)         $(1,614)          $(26,107)          $ (4,149)
                                                         ==================================================================


See accompanying notes.

                                G+G Retail, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Nine months           Nine months
                                                                        ended                 ended
                                                                   November 1, 2003      November 2, 2002
                                                                   --------------------------------------
Operating activities
Net loss                                                               $(26,107)              $(4,149)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
  Depreciation and amortization                                           8,475                 8,304
  Amortization of debt issue costs                                        1,656                 1,539
  Write-off of closed store fixed assets                                    206                   216
  Deferred taxes                                                         (1,017)               (3,065)
  Changes in assets and liabilities:
   Accounts receivable, prepaid expenses and other assets                   495                (1,070)
   Merchandise inventories                                               (9,876)              (13,552)
   Accounts payable, accrued expenses and accrued interest                6,074                15,260
                                                                       ---------              --------
Net cash (used in) provided by operating activities                     (20,094)                3,483

Investing activities
Capital expenditures                                                     (7,023)              (10,590)
                                                                       ---------              --------
Net cash used in investing activities                                    (7,023)              (10,590)

Financing activities
Proceeds from short-term borrowings                                      11,187                   -
Payment of short-term borrowings                                         (3,449)                  -
Payment of debt issuance costs                                             (105)                  -
Payment of capital lease obligations                                     (1,287)               (1,127)
                                                                       ---------              --------
Net cash provided by  (used in) financing activities                      6,346                (1,127)
                                                                       ---------              --------

Net decrease in cash and short-term investments                         (20,771)               (8,234)
Cash and short-term investments, beginning of period                     21,526                15,328
                                                                       ---------              --------
Cash and short-term investments, end of period                         $    755               $ 7,094
                                                                       =========              ========

Supplemental cash flow disclosures
Cash paid for:
Interest                                                               $  6,118               $ 6,312
                                                                       =========              ========
Income taxes, net of cash refunds of $25 and $31,
   respectively                                                        $    119               $   286
                                                                       =========              ========

See accompanying notes

                                G+G Retail, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

1.  Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly: (1) its financial position as of November 1, 2003, (2) the results of its operations for the three and nine months ended November 1, 2003 and November 2, 2002 and (3) its cash flows for the three and nine months ended November 1, 2003 and November 2, 2002. The balance sheet at February 1, 2003 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended February 1, 2003 filed on April 30, 2003. The interim operating results are not necessarily indicative of the results that may be expected for an entire year.

2.  Short-Term Borrowings

The Company is party to a Loan and Security Agreement that expires on May 1, 2006 or alternatively, on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Company's senior notes due May 15, 2006 (the "Senior Notes") have been extended until after May 1, 2007; or (b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by the Company or with the proceeds of indebtedness incurred by the Company with a maturity date after May 1, 2007. The Loan and Security Agreement provides for a revolving credit facility (the "Facility"), subject to eligible inventory and credit card receivables, not to exceed $30.0 million, of which $10.0 million can be used for letters of credit. The outstanding borrowings under the Facility at November 1, 2003 totaled $7,738,000. Outstanding letters of credit under the Facility totaled $974,852 at November 1, 2003. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. On September 25, 2003, the Company amended its credit facility, eliminating its minimum net worth covenant and replaced it with a minimum maintained excess availability requirement of $3.75 million (as defined by the agreement). The $3.75 million excess availability requirement is in effect until February 1, 2004, at which time it will be re-established but it shall not exceed $7.5 million.

3.  Goodwill and Other Indefinite Lived Intangible Assets

The Company adheres to Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual assessment of impairment by applying a fair value based test, as specifically provided in the Statement. The net loss for the nine-month period may be an impairment indicator of goodwill. The Company believes that goodwill impairment is probable but not estimable at this time. An impairment test will be performed in the fourth quarter of fiscal 2004 at which time an impairment charge, if any, will be recorded. The Company believes that there will be no impairment to its trademarks.
The accumulated amortization of goodwill and trademarks as of November 1, 2003 and February 1, 2003 was $13.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

A decline of 13.8% in same store sales during the first nine months of fiscal 2004 (compared to the same period in fiscal 2003) resulted in a net loss of $26.1 million (including interest expense of $10.8 million) during this period. We are discussing with our Senior Note holders the restructuring of our Senior Note obligations to reduce our debt service. We are also in discussions regarding the investment of additional capital. If these efforts are unsuccessful, we may be unable to meet our fiscal 2005 cash requirements. The discussions concerning restructuring of our Senior Note obligations and investment of additional capital are progressing; however, there can be no assurance these efforts will be successful.

We are a leading national mall-based retailer of popular price female junior and pre-teen apparel. For over 30 years, we and our predecessors have built a reputation for providing fashion apparel and accessories distinctly targeted at teenaged women. Our core customers are young women principally between the ages of 13 to 19 years old. We sell substantially all of our merchandise under private label names including Rave, Rave Up, Rave Girl, R4R, and Shut Eye, which provide our customers with fashionable, high quality apparel and accessories at lower prices than brand name merchandise. Our emphasis on sourcing merchandise domestically and our efficient distribution system allow for short inventory lead times, which facilitates quick response to the latest fashion trends. As of November 1, 2003, we had 599 operating stores principally located in major enclosed regional shopping malls throughout the United States, Puerto Rico, and the U.S. Virgin Islands under the G+G, Rave and Rave Girl names. Our G+G/Rave stores average approximately 2,400 gross square feet with approximately 25 feet of mall frontage and are designed to create a lively and exciting shopping experience for teenaged customers.

In July 1999, we started our Rave Girl chain of stores, which sells fashion apparel and accessories targeted at girls aged 7 to 12 years old. As of November 1, 2003, there were 108 Rave Girl stores in operation throughout the United States and Puerto Rico. Our Rave Girl stores are approximately 2,000 gross square feet and are designed with bright colors, unique lighting and exciting graphics.

Results of Operations

Comparison of The Third Quarter of Fiscal 2004 and The Third Quarter of Fiscal 2003

Net sales decreased to $90.2 million in the third quarter of fiscal 2004 from $97.4 million in the third quarter of fiscal 2003. The $7.2 million or 7.4% decrease in net sales was due to a $13.1 million or 13.9% decrease in same store sales compared to the third quarter of fiscal 2003. This decrease was offset by the opening of new stores, which contributed $5.9 million to net sales in the third quarter of fiscal 2004. Average sales per gross square foot decreased 12.5% to $63 in the third quarter of fiscal 2004 from $72 in the third quarter of fiscal 2003. We operated 599 stores at the end of the third quarter of fiscal 2004 as compared to 574 stores at the end of the third quarter of fiscal 2003, as a result of opening 44 stores and closing 19 stores.

Cost of sales, including occupancy costs, decreased 1.8% to $60.4 million in the third quarter of fiscal 2004 from $61.5 million in the third quarter of fiscal 2003. As a percentage of net sales, cost of sales including occupancy costs, increased 3.9% from 63.1% in the third quarter of fiscal 2003 to 67.0% in the third quarter of fiscal 2004. This 3.9% increase resulted from a 1.4% increase in the cost of sales and a 2.5% increase in occupancy costs as a percent of sales compared to the third quarter of fiscal 2003. The increase in the cost of sales as a percentage of net sales was due to an increase in markdowns in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted from increases in occupancy costs coupled with the decrease in same store sales.

In the third quarter of fiscal 2004, selling, general, administrative and buying expenses totaled $33.1 million compared to $32.4 million in the third quarter of fiscal 2003. As a percent of sales, these expenses increased from 33.3% in the third quarter of fiscal 2003 to 36.7% in the third quarter of fiscal 2004. The increase in selling, general, administrative and buying expenses is the result of additional costs related to the new store openings. The increase as a percent of sales is primarily due to the decrease in same store sales.

Depreciation and amortization expense for the third quarter of fiscal 2004 and the third quarter of fiscal 2003 was $2.7 million.

Interest expense in the third quarter of fiscal 2004 was $3.6 million or 4.0% of net sales as compared to $3.6 million or 3.7% of net sales for the third quarter of fiscal 2003. Net interest expense reflects interest on our senior notes, short-term borrowings, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, the deferred financing costs associated with the senior notes and interest on our capital leases.

The income tax benefit for the third quarter of fiscal 2004 was $10,000 as compared to a $1.2 million or a 42.5% income tax benefit in the third quarter of fiscal 2003. The $10,000 benefit recorded in the third quarter of fiscal 2004 was the result of determining the estimated realization of the deferred tax asset as of November 1, 2003.

The net loss increased from $1.6 million in the third quarter of fiscal 2003 to a net loss of $9.5 million in the third quarter of fiscal 2004 due to the factors discussed above.

Comparison of The First Nine Months of Fiscal 2004 and The First Nine Months of Fiscal 2003

Net sales decreased $22.4 million or 7.7% to $268.8 million in the first nine months of fiscal 2004 as compared to $291.2 million in the first nine months of fiscal 2003. The decrease in net sales was due to a $38.9 million or 13.8% decrease in same store sales compared to the first nine months of fiscal 2003. This decrease was offset by the opening of new stores, which contributed $16.5 million to net sales in the first nine months of fiscal 2004. Average sales per gross square foot decreased 11.9% to $193 in the first nine months of fiscal 2004 from $219 in the first nine months of fiscal 2003.

Cost of sales, including occupancy costs, decreased 2.4% to $179.8 million in the first nine months of fiscal 2004 from $184.3 million in the first nine months of fiscal 2003. As a percentage of net sales, cost of sales including occupancy costs increased 3.6% from 63.3% in the first nine months of fiscal 2003 to 66.9% in the first nine months of fiscal 2004. This 3.6% increase resulted from a 1.4% increase in the cost of merchandise and a 2.2% increase in occupancy costs as a percent of sales. The increase in the cost of merchandise as a percentage of net sales was due to an increase in markdowns in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. This increase in markdowns was offset by an increase in the initial mark-on. The occupancy cost increase as a percent of sales resulted mainly from the decrease in same store sales, coupled with increases in occupancy costs.

In the first nine months of fiscal 2004, selling, general, administrative and buying expenses totaled $96.9 million compared to $95.1 million in the first nine months of fiscal 2003. As a percent of sales, these expenses increased from 32.7% in the first nine months of fiscal 2003 to 36.0% in the first nine months of fiscal 2004. The $1.8 million increase resulted from additional selling costs related to new store openings, and an increase in administrative costs. The increase as a percent of sales resulted from the decrease in same store sales.

Depreciation and amortization expense for the first nine months of fiscal 2004 was $8.5 million as compared to $8.3 million for the first nine months of fiscal 2003.

Interest expense in the first nine months of fiscal 2004 was $10.7 million or 4.0% of net sales as compared to $10.8 million or 3.7% of net sales for the first nine months of fiscal 2003. Net interest expense reflects interest on our senior notes, short-term borrowings, amortization of the $7.3 million original issue discount on our senior notes, the $470,000 value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, the deferred financing costs associated with the senior notes and interest on our capital leases.

The income tax benefit for the first nine months of fiscal 2004 was $1.0 million as compared to $3.1 million, or an income tax benefit rate of 42.5% for the first nine months of fiscal 2003. The income tax benefit rate of 3.7% for the nine months of fiscal 2004 is predicated on the estimated realization of the deferred tax asset.

The net loss increased from $4.1 million in the first nine months of fiscal 2003 to a loss of $26.1 million in the first nine months of fiscal 2004 due to the factors discussed above.

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

Our revolving credit facility provides for a line of credit in an amount of up to $30.0 million (including a sub limit of $10.0 million for letters of credit). We may use the revolving credit facility for general operating, working capital and other corporate purposes. Amounts available under the revolving credit facility are subject to the value of our eligible inventory and credit card receivables, subject to certain conditions. The borrowing base provides for seasonal fluctuations in inventory with peak borrowing availability during the months of July through November. Interest on outstanding borrowings can range either from Prime to Prime plus .25% or from 1.50% over the Eurodollar Rate to a maximum 2.25% over the Eurodollar Rate, based on the profitability and amount of indebtedness of the Company. The facility also contains other customary restrictive covenants including limitations on changes of ownership, transactions with affiliates, dividends, additional indebtedness, creation of liens, asset sales, acquisitions, conduct of business and capital expenditures. Our obligations under the revolving credit facility are secured by a lien on all or substantially all of our assets, excluding our leasehold interests. As of November 1, 2003, we had borrowings outstanding under the revolving credit facility totaling $7,738,000 and $974,852 of letters of credit outstanding. Our revolving credit facility expires on May 1, 2006 or alternatively on May 1, 2007 if either of the following events occur before May 1, 2006: (a) the maturity date of all of the Senior Notes have been extended until after May 1, 2007 or
(b) all of the Senior Notes have been redeemed, retired, purchased or otherwise acquired with proceeds of equity securities sold by us or with the proceeds of indebtedness incurred by us with a maturity date after May 1, 2007. On September 25, 2003 the Company amended its credit facility, by replacing its minimum net worth covenant with a minimum maintained excess availability requirement of $3.75 million (as defined by the agreement). The $3.75 million excess availability requirement is in effect until February 1, 2004 at which time it will be re-established but it shall not exceed $7.5 million. As of November 1, 2003, the availability under the revolving credit facility was $14.3 million before the $3.75 million excess availability requirement.

Net cash used in operating activities in the first nine months of fiscal 2004 was $20.1 million as compared to net cash provided by operating activities of $3.5 million in the first nine months of fiscal 2003. The increase in net cash used in operating activities in the first nine months of fiscal 2004, as compared to the first nine months of fiscal 2003, was principally due to an increase of $22.0 million in our net loss.

Capital expenditures for the first nine months of fiscal 2004 and the first nine months of fiscal 2003 were $7.0 million and $10.6 million, respectively. Management continues to monitor its capital expenditures and estimates that capital expenditures for the remaining three months of fiscal 2004 will be approximately $1.0 million.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand or close. We closed seventeen stores in fiscal 2003, ten stores in the first nine months of fiscal 2004 and anticipate closing an additional eight stores during the remaining three months of fiscal 2004. Eight stores were closed in the first nine months of fiscal 2003.

As of November 1, 2003, our capital lease obligation for the purchase of the point of sale equipment and software was $1.4 million. The lease term is five years from the date the initial equipment was financed with variable interest rates, based on the purchase date. Principal and interest payments are $1.9 million and $961,000 for the fiscal years ending 2004 and 2005 respectively.

As of November 1, 2003, we had $755,000 in cash. We historically have maintained negligible accounts receivable balances since our customers primarily pay for their purchases with cash, checks and third-party credit cards, which are promptly converted to cash.

As of November 1, 2003, our indebtedness under our senior notes totaled $103.4 million, which reflects the aggregate face amount of the notes of $107.0 million, net of $3.4 million of unamortized original issue discount, and approximately $171,000 of unamortized value assigned to the warrants issued by G&G Retail Holdings, Inc., our parent company, in connection with our senior note issuance. The senior notes are due May 15, 2006 and bear interest at 11% per annum, which is payable semi-annually on May 15 and November 15.

We have minimum lease commitments (excluding percentage rents and early termination provisions) under noncancelable operating leases as follows:


                Fiscal year ending in:                               (In Thousands)
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
                                                                         --------
                                                                         $160,182
                                                                         ========

We believe that our cash flow from operating activities, cash on hand and borrowings available under our revolving credit facility will be sufficient to meet our operating, capital expenditure and debt service requirements through the end of fiscal 2004. See the first paragraph in the Overview discussion above concerning fiscal 2005 cash requirements.

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

                           Part II. Other Information



Item 6 - Exhibits and Reports on Form 8-K:
         ---------------------------------


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

     *10.1     Second Amendment, dated as of September 25, 2003, to Loan and
               Security Agreement, dated as of May 2, 2001, between The CIT
               Group/Business Credit, Inc. and G+G Retail, Inc.

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

-----------
* Filed herewith.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 G+G RETAIL, INC.


Date:  December 15, 2003         By: /s/ Michael Kaplan
                                     -----------------------------------------
                                     Michael Kaplan, Chief Financial Officer
                                     (signing on behalf of the registrant and
                                     as principal financial officer)

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

     *10.1     Second Amendment, dated as of September 25, 2003, to Loan and
               Security Agreement, dated as of May 2, 2001, between The CIT
               Group/Business Credit, Inc. and G+G Retail, Inc.

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

-------------
* Filed herewith.